Form 10-Q
period 2024-09-30
BlackRock, Inc.
filed 2024-11-06
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 001-42297

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-1116001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, New York, NY 10001

(Address of Principal Executive Offices) (Zip Code)

(212) 810-5800

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	BLK	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of October 31, 2024, there were 154,878,930 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	74

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2024	2023
Assets
Cash and cash equivalents(1)	$14,037	$8,736
Accounts receivable	4,385	3,916
Investments(1)	10,539	9,740
Separate account assets	56,689	56,098
Separate account collateral held under securities lending agreements	6,355	4,558
Property and equipment (net of accumulated depreciation and amortization of $1,635 and $1,439 at September 30, 2024 and December 31, 2023, respectively)	1,080	1,112
Intangible assets (net of accumulated amortization of $659 and $618 at September 30, 2024 and December 31, 2023, respectively)	18,134	18,258
Goodwill	15,665	15,524
Operating lease right-of-use assets	1,434	1,421
Other assets(1)	4,498	3,848
Total assets	$132,816	$123,211
Liabilities
Accrued compensation and benefits	$2,074	$2,393
Accounts payable and accrued liabilities	1,449	1,240
Borrowings	12,370	7,918
Separate account liabilities	56,689	56,098
Separate account collateral liabilities under securities lending agreements	6,355	4,558
Deferred income tax liabilities	3,385	3,506
Operating lease liabilities	1,809	1,784
Other liabilities(1)	5,061	4,474
Total liabilities	89,192	81,971
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	2,274	1,740
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2024 and December 31, 2023;
   Shares issued: 172,075,373 at September 30, 2024 and December 31, 2023;
   Shares outstanding: 147,953,572 and 148,500,074 at September 30, 2024 and
      December 31, 2023, respectively

Additional paid-in capital	19,905	19,833
Retained earnings	34,732	32,343
Accumulated other comprehensive loss	(632)	(840)
Treasury stock, common, at cost (24,121,801 and 23,575,299 shares held at September 30, 2024 and December 31, 2023, respectively)	(12,829)	(11,991)
Total BlackRock, Inc. stockholders’ equity	41,178	39,347
Nonredeemable noncontrolling interests	172	153
Total permanent equity	41,350	39,500
Total liabilities, temporary equity and permanent equity	$132,816	$123,211

(1)
At September 30, 2024, cash and cash equivalents, investments, other assets and other liabilities include $140 million, $5.8 billion, $82 million, and $2.2 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $5.0 billion, $83 million, and $2.2 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$3,064	$2,765	$8,846	$8,065
Other third parties	966	916	2,837	2,729
Total investment advisory, administration fees and securities lending revenue	4,030	3,681	11,683	10,794
Investment advisory performance fees	388	70	756	243
Technology services revenue	403	407	1,175	1,106
Distribution fees	323	321	951	959
Advisory and other revenue	53	43	165	126
Total revenue	5,197	4,522	14,730	13,228
Expense
Employee compensation and benefits	1,578	1,420	4,661	4,276
Sales, asset and account expense:
Distribution and servicing costs	549	526	1,606	1,549
Direct fund expense	379	354	1,075	1,013
Sub-advisory and other	34	28	98	81
Total sales, asset and account expense	962	908	2,779	2,643
General and administration expense	562	518	1,625	1,506
Amortization and impairment of intangible assets	89	39	166	113
Total expense	3,191	2,885	9,231	8,538
Operating income	2,006	1,637	5,499	4,690
Nonoperating income (expense)
Net gain (loss) on investments	177	114	510	434
Interest and dividend income	236	139	555	314
Interest expense	(154)	(82)	(372)	(210)
Total nonoperating income (expense)	259	171	693	538
Income before income taxes	2,265	1,808	6,192	5,228
Income tax expense	574	213	1,341	1,041
Net income	1,691	1,595	4,851	4,187
Less:
Net income (loss) attributable to noncontrolling interests	60	(9)	152	60
Net income attributable to BlackRock, Inc.	$1,631	$1,604	$4,699	$4,127
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$11.02	$10.75	$31.67	$27.60
Diluted	$10.90	$10.66	$31.37	$27.36
Weighted-average common shares outstanding:
Basic	148.0	149.2	148.4	149.6
Diluted	149.6	150.5	149.8	150.9

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income	$1,691	$1,595	$4,851	$4,187
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	346	(221)	208	—
Comprehensive income (loss)	2,037	1,374	5,059	4,187
Less: Comprehensive income (loss) attributable to noncontrolling interests	60	(9)	152	60
Comprehensive income attributable to BlackRock, Inc.	$1,977	$1,383	$4,907	$4,127

(1)
Amounts for the three months ended September 30, 2024 and 2023 include a loss from a net investment hedge of $24 million (net of tax benefit of $7 million) and a gain from a net investment hedge of $17 million (net of tax expense of $5 million), respectively. Amounts for the nine months ended September 30, 2024 and 2023 include a loss from a net investment hedge of $6 million (net of tax benefit of $2 million) and a gain from a net investment hedge of $5 million (net of tax expense of $1 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2024

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	4,699	—	—	4,699	(16)	4,683	168
Dividends declared ($15.30 per share)	—	(2,310)	—	—	(2,310)	—	(2,310)	—
Stock-based compensation	511	—	—	—	511	—	511	—
Issuance of common shares related to employee stock transactions	(439)	—	—	706	267	—	267	—
Employee tax withholdings related to employee stock transactions	—	—	—	(294)	(294)	—	(294)	—
Shares repurchased	—	—	—	(1,250)	(1,250)	—	(1,250)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	35	35	1,956
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,590)
Other comprehensive income (loss)	—	—	208	—	208	—	208	—
September 30, 2024	$19,907	$34,732	$(632)	$(12,829)	$41,178	$172	$41,350	$2,274

(1)
Amounts include $2 million of common stock at both September 30, 2024 and December 31, 2023.

For the Three Months Ended September 30, 2024

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2024	$19,773	$33,858	$(978)	$(12,551)	$40,102	$169	$40,271	$1,968
Net income	—	1,631	—	—	1,631	(9)	1,622	69
Dividends declared ($5.10 per share)	—	(757)	—	—	(757)	—	(757)	—
Stock-based compensation	156	—	—	—	156	—	156	—
Issuance of common shares related to employee stock transactions	(22)	—	—	113	91	—	91	—
Employee tax withholdings related to employee stock transactions	—	—	—	(16)	(16)	—	(16)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	12	12	1,024
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(787)
Other comprehensive income (loss)	—	—	346	—	346	—	346	—
September 30, 2024	$19,907	$34,732	$(632)	$(12,829)	$41,178	$172	$41,350	$2,274

(1)
Amounts include $2 million of common stock at both September 30, 2024 and June 30, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	4,127	—	—	4,127	23	4,150	37
Dividends declared ($15.00 per share)	—	(2,292)	—	—	(2,292)	—	(2,292)	—
Stock-based compensation	469	—	—	—	469	—	469	—
Issuance of common shares related to employee stock transactions	(554)	—	—	633	79	—	79	—
Employee tax withholdings related to employee stock transactions	—	—	—	(369)	(369)	—	(369)	—
Shares repurchased	—	—	—	(1,131)	(1,131)	—	(1,131)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(21)	(21)	1,053
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	19	19	(148)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
September 30, 2023	$19,689	$31,711	$(1,101)	$(11,672)	$38,627	$153	$38,780	$1,851

(1)
Amounts include $2 million of common stock at both September 30, 2023 and December 31, 2022.

For the Three Months Ended September 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2023	$19,573	$30,855	$(880)	$(11,340)	$38,208	$142	$38,350	$1,546
Net income	—	1,604	—	—	1,604	3	1,607	(12)
Dividends declared ($5.00 per share)	—	(748)	—	—	(748)	—	(748)	—
Stock-based compensation	146	—	—	—	146	—	146	—
Issuance of common shares related to employee stock transactions	(30)	—	—	62	32	—	32	—
Employee tax withholdings related to employee stock transactions	—	—	—	(15)	(15)	—	(15)	—
Shares repurchased	—	—	—	(379)	(379)	—	(379)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(11)	(11)	403
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	19	19	(86)
Other comprehensive income (loss)	—	—	(221)	—	(221)	—	(221)	—
September 30, 2023	$19,689	$31,711	$(1,101)	$(11,672)	$38,627	$153	$38,780	$1,851

(1)
Amounts include $2 million of common stock at both September 30, 2023 and June 30, 2023.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Operating activities
Net income	$4,851	$4,187
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	329	316
Impairment of intangible assets	50	—
Noncash lease expense	96	108
Stock-based compensation	511	469
Deferred income tax expense (benefit)	(95)	41
Other investment (gains)	(128)	—
Net (gains) losses within CIPs	(325)	(116)
Net (purchases) proceeds within CIPs	(2,276)	(1,387)
(Earnings) losses from equity method investees	(119)	(304)
Distributions of earnings from equity method investees	41	32
Changes in operating assets and liabilities:
Accounts receivable	(410)	(607)
Investments, trading	(34)	52
Other assets	(561)	(1,410)
Accrued compensation and benefits	(297)	(479)
Accounts payable and accrued liabilities	225	(67)
Other liabilities	480	1,332
Net cash provided by/(used in) operating activities	2,338	2,167
Investing activities
Purchases of investments	(586)	(681)
Proceeds from sales and maturities of investments	646	270
Distributions of capital from equity method investees	344	26
Net consolidations (deconsolidations) of sponsored investment funds	(98)	21
Acquisition, net of cash acquired	(74)	(189)
Purchases of property and equipment	(165)	(220)
Net cash provided by/(used in) investing activities	67	(773)
Financing activities
Repayments of long-term borrowings	(1,000)	—
Proceeds from long-term borrowings	5,474	1,238
Cash dividends paid	(2,310)	(2,292)
Proceeds from stock options exercised	247	51
Repurchases of common stock	(1,544)	(1,500)
Net proceeds from (repayments of) borrowings by CIPs	(25)	(38)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	1,991	1,032
Other financing activities	(19)	20
Net cash provided by/(used in) financing activities	2,814	(1,489)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	(5)
Net increase/(decrease) in cash, cash equivalents and restricted cash	5,301	(100)
Cash, cash equivalents and restricted cash, beginning of period	8,753	7,433
Cash, cash equivalents and restricted cash, end of period	$14,054	$7,333
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$439	$554
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,590)	$(129)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront® and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the condensed consolidated statements of financial condition represent the portion of consolidated sponsored investment products (“CIPs”) and a consolidated affiliate in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024 (“2023 Form 10-K”).

The interim financial information at September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Accounting Developments

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The requirements are effective for annual reporting periods beginning on January 1, 2024, and are required to be applied retrospectively. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2023-07 to have a material impact on the consolidated financial statements.

Income Tax Disclosure Requirements. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances interim and annual income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The additional disclosure requirements under ASU 2023-09 are required to be applied prospectively and are effective for the Company on January 1, 2025. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the consolidated financial statements.

Fair Value Measurements

Hierarchy of Fair Value Inputs. The Company uses a fair value hierarchy that prioritizes inputs to valuation approaches used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

•
Level 1 assets may include listed mutual funds, ETFs, listed equities, commodities and certain exchange-traded derivatives.

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price are observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•
Level 2 assets may include debt securities, loans held within consolidated collateralized loan obligations (“CLOs”), short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments, including those held within CIPs, investments in CLOs, and loans held within consolidated CLOs and CIPs.
•
Level 3 liabilities may include borrowings of consolidated CLOs and contingent liabilities related to acquisitions valued based upon discounted cash flow analyses, using unobservable market data, or other valuation techniques.

Significance of Inputs. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation Approaches. The fair values of certain Level 3 assets and liabilities were determined using various valuation approaches as appropriate, including third-party pricing vendors, broker quotes and market and income approaches.

A significant number of inputs used to value equity, debt securities, and loans held within CLOs and CIPs are sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price.

In addition, quotes obtained from brokers generally are nonbinding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Investments Measured at Net Asset Value. As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include the Company’s capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

Fair Value Assets and Liabilities of Consolidated CLO. The Company applies the fair value option provisions for eligible assets, including loans, held by a consolidated CLO. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO equal to the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Derivatives and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. Certain CIPs also utilize derivatives as a part of their investment strategies.

In addition, the Company uses derivatives and makes investments to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns of specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 4, Investments, and Note 8, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge these deferred cash compensation plans.

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the condensed consolidated statements of financial condition. Credit risks are managed through master netting and collateral support agreements. The amounts related to the right to reclaim or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments with the same counterparty and are included in other assets and other liabilities. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated or hedged assets or liabilities, on the condensed consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries, the functional currency of which is not United States ("US") dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom (“UK”), and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company obtains either (1) the legal title, or (2) a first ranking priority security interest, in the collateral. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At September 30, 2024 and December 31, 2023, the fair value of loaned securities held by separate accounts was approximately $10.8 billion and $9.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $11.7 billion and $10.1 billion, respectively, of which approximately $6.4 billion as of September 30, 2024 and $4.6 billion as of December 31, 2023 was recognized on the condensed consolidated statements of financial condition. During the nine months ended September 30, 2024 and 2023, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Goodwill and Intangible Assets. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated BlackRock single operating segment, which is consistent with internal management reporting and management's oversight of operations. The Company performs an impairment assessment of its goodwill at least annually, as of July 31. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company. See Note 9, Goodwill, for further information on the Company's goodwill.

Intangible assets are comprised of indefinite-lived intangible assets and finite-lived intangible assets acquired in a business acquisition. The value of contracts to manage assets in proprietary open-end funds and collective trust funds and certain other commingled products without a specified termination date is generally classified as indefinite-lived intangible assets. In addition, trade names/trademarks are considered indefinite-lived intangible assets when they are expected to generate cash flows indefinitely.

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived investor/customer relationships, technology-related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time, are amortized over their estimated useful lives. On a quarterly basis, the Company considers whether the indefinite-lived and finite-lived classifications are still appropriate.

The Company performs assessments to determine if any intangible assets are potentially impaired at least annually, as of July 31. The carrying value of finite-lived assets and their remaining useful lives are reviewed to determine if circumstances exist which may indicate a potential impairment or revisions to the amortization period.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant quantitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. See Note 10, Intangible Assets, for further information on the Company’s intangible assets.

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$14,037	$8,736
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$14,054	$8,753

4. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2024	2023
Debt securities:
Trading securities (including $1,889 and $1,829 held by CIPs at September 30, 2024 and December 31, 2023, respectively)	$1,969	$1,871
Held-to-maturity investments	566	617
Total debt securities	2,535	2,488
Equity securities at FVTNI (including $2,297 and $1,429 held by CIPs at September 30, 2024 and December 31, 2023, respectively)(1)	2,532	1,585
Equity method investments:
Equity method investments(2)	2,631	2,515
Investments related to deferred cash compensation plans(1)	171	241
Total equity method investments	2,802	2,756
Loans held by CIPs	157	205
Federal Reserve Bank stock(3)	93	92
Carried interest(4)	1,991	1,975
Other investments(5)	429	639
Total investments	$10,539	$9,740

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans comprised of equity method investments of $171 million and $241 million at September 30, 2024 and December 31, 2023, respectively, and equity securities held at fair value recorded through net income ("FVTNI") of $12 million and $14 million at September 30, 2024 and December 31, 2023, respectively.
(2)
Equity method investments include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)
Federal Reserve Bank stock is held for regulatory purposes and is restricted from sale.
(4)
Carried interest represents allocations to BlackRock’s general partner capital accounts from certain sponsored investment funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.
(5)
Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes, and private equity, real asset, and commodity investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2024, $10 million of these investments mature in less than one year, $8 million of these investments mature between one and five years, $318 million of these investments mature between five to ten years and $230 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2024		December 31, 2023
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,095	$1,120	$1,225	$1,218
Government debt	683	681	501	489
Asset/mortgage-backed debt	182	168	185	164
Total trading debt securities	$1,960	$1,969	$1,911	$1,871
Equity securities at FVTNI:
Equity securities/mutual funds	$2,319	$2,532	$1,520	$1,585

5. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIEs or voting rights entities ("VREs"). The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2024			December 31, 2023
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$140	$40	$180	$234	$54	$288
Investments:
Trading debt securities	1,590	299	1,889	1,423	406	1,829
Equity securities at FVTNI	1,785	512	2,297	1,059	370	1,429
Loans	153	4	157	195	10	205
Other investments	353	36	389	427	171	598
Carried interest	1,910	—	1,910	1,916	—	1,916
Total investments	5,791	851	6,642	5,020	957	5,977
Other assets	82	15	97	83	39	122
Other liabilities(2)	(2,191)	(64)	(2,255)	(2,233)	(108)	(2,341)
Noncontrolling interest - CIPs	(2,215)	(168)	(2,383)	(1,625)	(226)	(1,851)
BlackRock's net interest in CIPs	$1,607	$674	$2,281	$1,479	$716	$2,195

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both September 30, 2024 and December 31, 2023, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Nonoperating net gain (loss) on consolidated VIEs	$114	$(26)	$251	$113

Net income (loss) attributable to NCI on consolidated VIEs	$54	$(8)	$139	$65

6. Variable Interest Entities

Nonconsolidated VIEs. At September 30, 2024 and December 31, 2023, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
September 30, 2024
Sponsored investment products	$2,290	$141	$(11)	$2,448
December 31, 2023
Sponsored investment products	$2,377	$116	$(11)	$2,510

(1)
At both September 30, 2024 and December 31, 2023, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $44 billion and $39 billion at September 30, 2024 and December 31, 2023, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2024
Assets:
Investments
Debt securities:
Trading securities	$—	$1,890	$79	$—	$—	$1,969
Held-to-maturity investments	—	—	—	—	566	566
Total debt securities	—	1,890	79	—	566	2,535
Equity securities at FVTNI:
Equity securities/mutual funds	2,532	—	—	—	—	2,532
Equity method:
Equity, fixed income, and multi-asset mutual funds	335	122	—	—	—	457
Hedge funds/funds of hedge funds/other	—	—	—	607	—	607
Private equity funds	—	—	—	1,104	—	1,104
Real assets funds	—	—	—	463	—	463
Investments related to deferred cash compensation plans	—	—	—	171	—	171
Total equity method	335	122	—	2,345	—	2,802
Loans held by CIPs	—	16	141	—	—	157
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	1,991	1,991
Other investments	14	—	—	260	155	429
Total investments	2,881	2,028	220	2,605	2,805	10,539
Other assets(3)	148	35	157	—	—	340
Separate account assets	34,676	21,494	—	—	519	56,689
Separate account collateral held under securities lending agreements:
Equity securities	3,790	—	—	—	—	3,790
Debt securities	—	2,565	—	—	—	2,565
Total separate account collateral held under securities lending agreements	3,790	2,565	—	—	—	6,355
Total	$41,495	$26,122	$377	$2,605	$3,324	$73,923
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,790	$2,565	$—	$—	$—	$6,355
Other liabilities(4)	—	13	279	—	—	292
Total	$3,790	$2,578	$279	$—	$—	$6,647

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions.

December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,829	$42	$—	$—	$1,871
Held-to-maturity investments	—	—	—	—	617	617
Total debt securities	—	1,829	42	—	617	2,488
Equity securities at FVTNI:
Equity securities/mutual funds	1,585	—	—	—	—	1,585
Equity method:
Equity, fixed income, and multi-asset mutual funds	246	—	—	—	—	246
Hedge funds/funds of hedge funds/other	—	—	—	588	—	588
Private equity funds	—	—	—	1,264	—	1,264
Real assets funds	—	—	—	417	—	417
Investments related to deferred cash compensation plans	—	—	—	241	—	241
Total equity method	246	—	—	2,510	—	2,756
Loans held by CIPs	—	30	175	—	—	205
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,975	1,975
Other investments	15	—	—	467	157	639
Total investments	1,846	1,859	217	2,977	2,841	9,740
Other assets(3)	117	19	120	—	—	256
Separate account assets	34,621	20,810	—	—	667	56,098
Separate account collateral held under securities lending agreements:
Equity securities	1,686	—	—	—	—	1,686
Debt securities	—	2,872	—	—	—	2,872
Total separate account collateral held under securities lending agreements	1,686	2,872	—	—	—	4,558
Total	$38,270	$25,560	$337	$2,977	$3,508	$70,652
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,686	$2,872	$—	$—	$—	$4,558
Other liabilities(4)	—	17	279	—	—	296
Total	$1,686	$2,889	$279	$—	$—	$4,854

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes a corporate minority private debt investment with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and a contingent liability related to certain acquisitions.

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2024 and December 31, 2023.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, as well as contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs or other valuation techniques.

Nonrecurring Fair Value Measurements. The Company assessed its intangible assets for impairment during the annual impairment assessment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain open-end management contracts, which reduced the carrying value of these management contracts to a fair value of $87 million as of September 30, 2024. See Note 10, Intangible Assets, for more information. The fair value of these contracts was determined using a discounted cash flow analysis. The most sensitive assumptions used to determine present value were growth expectations, revenue basis points, revenue forecast, and the discount rate applied to the cash flow forecast, which are considered Level 3 inputs in the valuation hierarchy.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2024

(in millions)	June 30, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$82	$(2)	$—	$(1)	$—	$—	$—	$79	$(2)
Loans	225	1	4	(87)	—	2	(4)	141	1
Total investments	307	(1)	4	(88)	—	2	(4)	220	(1)
Other assets	150	7	—	—	—	—	—	157	7
Total assets	$457	$6	$4	$(88)	$—	$2	$(4)	$377	$6
Liabilities:
Other liabilities	$298	$16	$—	$—	$(3)	$—	$—	$279	$16

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$2	$36	$(1)	$—	$—	$—	$79	$2
Loans	175	1	402	(441)	—	11	(7)	141	1
Total investments	217	3	438	(442)	—	11	(7)	220	3
Other assets	120	—	37	—	—	—	—	157	—
Total assets	$337	$3	$475	$(442)	$—	$11	$(7)	$377	$3
Liabilities:
Other liabilities	$279	$19	$—	$—	$19	$—	$—	$279	$19

(1)
Issuances and other settlements amount includes a contingent liability in connection with the acquisition of the remaining equity interest in SpiderRock Advisors ("SRA") in May 2024 (the "SpiderRock Transaction"), partially offset by repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2023

(in millions)	June 30, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$41	$(1)	$2	$(2)	$—	$—	$—	$40	$(1)
Loans	266	(17)	117	—	—	23	(8)	381	(17)
Total investments	307	(18)	119	(2)	—	23	(8)	421	(18)
Other assets	109	(2)	—	—	—	—	—	107	(2)
Total assets	$416	$(20)	$119	$(2)	$—	$23	$(8)	$528	$(20)
Liabilities:
Other liabilities	$254	$3	$—	$—	$44	$—	$—	$295	$3

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$52	$(1)	$8	$(19)	$—	$—	$—	$40	$(1)
Loans	248	6	129	(21)	—	33	(14)	381	6
Total investments	300	5	137	(40)	—	33	(14)	421	5
Other assets	—	(2)	109	—	—	—	—	107	(2)
Total assets	$300	$3	$246	$(40)	$—	$33	$(14)	$528	$3
Liabilities:
Other liabilities	$280	$7	$—	$—	$22	$—	$—	$295	$7

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) or AOCI for corporate minority private debt investments. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2024 and December 31, 2023, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$14,037	$14,037	$8,736	$8,736	Level 1	(2)(3)
Other assets	$87	$87	$80	$80	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$12,370	$12,279	$7,918	$7,413	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At September 30, 2024 and December 31, 2023, approximately $8.2 billion and $3.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At September 30, 2024 and December 31, 2023, other assets included cash collateral of approximately $70 million and $63 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both September 30, 2024 and December 31, 2023.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of September 2024 and December 2023, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

Investments in Certain Entities that Calculate NAV Per Share

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment company, the Company uses NAV as the fair value. The following tables list information regarding all investments that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a NAV per share (or equivalent).

September 30, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$607	$136	Daily/Monthly (11%) Quarterly (9%) N/R (80%)	1 – 90 days
Private equity funds	(b)	1,104	230	N/R	N/R
Real assets funds	(c)	463	222	Quarterly (8%) N/R (92%)	60 days
Investments related to deferred cash compensation plan	(d)	171	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	161	46	N/R	N/R
Private equity funds	(e)	7	43	N/R	N/R
Hedge funds/other	(a)	92	63	Quarterly (60%) N/R (40%)	90 days
Total		$2,605	$740

December 31, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$588	$134	Daily/Monthly (4%) Quarterly (8%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,264	218	N/R	N/R
Real assets funds	(c)	417	210	Quarterly (10%) N/R (90%)	60 days
Investments related to deferred cash compensation plan	(d)	241	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	154	62	N/R	N/R
Private equity funds	(e)	145	37	N/R	N/R
Hedge funds/other	(a)	168	64	Quarterly (83%) N/R (17%)	90 days
Total		$2,977	$725

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2024 and December 31, 2023.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2024 and December 31, 2023.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2024 and December 31, 2023. The total remaining unfunded commitments were $268 million and $272 million at September 30, 2024 and December 31, 2023, respectively. The Company’s portion of the total remaining unfunded commitments was $241 million and $248 million at September 30, 2024 and December 31, 2023, respectively.
(d)
This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company's ownership interest in partners' capital. The investments in hedge funds will be redeemed upon settlement of certain deferred cash compensation liabilities.
(e)
This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown.

Fair Value Option

At September 30, 2024 and December 31, 2023, the Company elected the fair value option for certain investments in CLOs of approximately $72 million and $42 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in millions)	2024	2023
CLO loans:
Aggregate principal amounts outstanding	$170	$203
Fair value	153	194
Aggregate unpaid principal balance in excess of (less than) fair value	$17	$9

CLO Borrowings:
Aggregate principal amounts outstanding	$158	$190
Fair value	$142	$180

At September 30, 2024, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three and nine months ended September 30, 2024 and 2023, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.8 billion at both September 30, 2024 and December 31, 2023, with expiration dates during the fourth and first quarter of 2024, respectively.

In addition, the Company enters into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At September 30, 2024 and December 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $210 million and $204 million, with expiration dates during the fourth and first quarter of 2024, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of September 30, 2024 and December 31, 2023.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2024 and December 31, 2023, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.2 billion, with expiration dates primarily in October 2024, and $3.1 billion, with expiration dates in January 2024, respectively.

At both September 30, 2024 and December 31, 2023, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2024 and December 31, 2023:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	September 30, 2024	December 31, 2023	Statement of Financial Condition Classification	September 30, 2024	December 31, 2023
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$35	$19	Other liabilities	$2	$6

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Income	2024	2023	2024	2023
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(69)	$72	$(104)	$14
Forward foreign currency exchange contracts	General and administration expense	116	(66)	120	29
Total gain (loss) from derivative instruments		$47	$6	$16	$43

(1)
Amounts for the three months ended September 30, 2024 and 2023 include $78 million of losses and $81 million of gains on futures used in a macro hedging strategy of seed investments, respectively, and $9 million of gains and $9 million of losses on futures used to economically hedge certain deferred cash compensation plans, respectively. Amounts for the nine months ended September 30, 2024 and 2023 include $127 million of losses and $6 million of gains on futures used in a macro hedging strategy of seed investments, respectively, and $23 million and $8 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2024 and 2023.

See Note 14, Borrowings, in the 2023 Form 10-K for more information on the Company’s net investment hedge.

9. Goodwill

Goodwill activity during the nine months ended September 30, 2024 was as follows:

(in millions)
December 31, 2023	$15,524
Acquisition(1)	131
Other	10
September 30, 2024	$15,665

(1)
Amount represents goodwill in connection with the SpiderRock Transaction. This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts.

BlackRock assessed its goodwill for impairment as of July 31, 2024 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required.

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2023	$17,578	$680	$18,258
Acquisition(1)	—	37	37
Amortization and impairment expense	(50)	(116)	(166)
Other	—	5	5
September 30, 2024	$17,528	$606	$18,134

(1)
In connection with the SpiderRock Transaction, the Company acquired approximately $29 million of finite-lived customer relationships and $8 million of finite-lived technology-related intangible assets with weighted-average estimated lives of approximately eleven and five years, respectively.

The Company assessed its intangible assets for impairment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain acquired open-end management contracts, primarily driven by quantitative factors, such as reduced growth expectations, a decrease in revenue basis points and net client outflows. As a result, the Company recorded a noncash impairment charge of $50 million, which is included within amortization and impairment of intangible assets expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2024. No impairment charges were required for any other intangible assets.

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Lease cost:
Operating lease cost(1)	$45	$43	$136	$144
Variable lease cost(2)	16	15	43	35
Total lease cost	$61	$58	$179	$179

(1)
Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2024 and 2023.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$136	$109

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$104	$20

	September 30,		December 31,
	2024		2023
Lease term and discount rate:
Weighted-average remaining lease term	15	years	15	years
Weighted-average discount rate	3%		3%

12. Other Assets

The Company records certain corporate minority investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At September 30, 2024 and December 31, 2023, the Company had $768 million and $773 million, respectively, of certain corporate minority equity method investments, recorded within other assets. BlackRock’s share of these investees’ underlying net income or loss is presented within nonoperating income (expense) beginning in the first quarter of 2024 and within advisory and other revenue in 2023. At September 30, 2024 and December 31, 2023, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 24%, and 25%, respectively, and the carrying value of the Company's interest was $660 million and $641 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At September 30, 2024 and December 31, 2023, the Company had $596 million and $484 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2023 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 Credit Facility”). In March 2024, the 2024 Credit Facility was amended to, among other things, (1) permit the acquisition of Global Infrastructure Management, LLC (“GIP” or the "GIP Transaction") and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding, Inc., a Delaware corporation and a wholly owned subsidiary of BlackRock (“BlackRock Funding”), as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. In May 2024, the 2024 Credit Facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 Credit Facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2024. At September 30, 2024, the Company had no amount outstanding under the 2024 Credit Facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 Credit Facility. At September 30, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at September 30, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

March 2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds were used to fund a portion of the cash consideration for the GIP Transaction, which closed in October 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, which commenced on September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of March 2024 Notes.

July 2024 Notes. In July 2024, BlackRock Funding issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the acquisition of Preqin Holding Limited ("Preqin" or the "Preqin Transaction"), which is anticipated to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. Interest on the 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2024 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
1.25% Notes due 2025	$781	$—	$781	$772
3.20% Notes due 2027	700	(2)	698	689
4.60% Notes due 2027(2)	800	(2)	798	815
3.25% Notes due 2029	1,000	(7)	993	972
4.70% Notes due 2029(2)	500	(3)	497	514
2.40% Notes due 2030	1,000	(3)	997	915
1.90% Notes due 2031	1,250	(8)	1,242	1,091
2.10% Notes due 2032	1,000	(11)	989	862
4.75% Notes due 2033	1,250	(18)	1,232	1,285
5.00% Notes due 2034(2)	1,000	(7)	993	1,040
4.90% Notes due 2035(2)	500	(5)	495	515
5.25% Notes due 2054(2)	1,500	(32)	1,468	1,549
5.35% Notes due 2055(2)	1,200	(13)	1,187	1,260
Total long-term borrowings	$12,481	$(111)	$12,370	$12,279

(1)
The unamortized discount and debt issuance costs are amortized over the term of the notes.
(2)
Issued by BlackRock Funding and guaranteed by BlackRock.

Long-term borrowings at December 31, 2023 had a carrying value of $7.9 billion and a fair value of $7.4 billion, determined using market prices at the end of December 31, 2023.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

See Note 14, Borrowings, in the 2023 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments. At September 30, 2024, the Company had $757 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. BlackRock has been responding to requests from the SEC in connection with a publicly reported, industry-wide investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic communications. BlackRock is cooperating with the SEC’s investigation.

The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance as to whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote. Consequently, no liability has been recorded on the condensed consolidated statements of financial condition.

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2024 and subject to this type of indemnification was approximately $309 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $330 billion were held as collateral for indemnified securities on loan at September 30, 2024. The fair value of these indemnifications was not material at September 30, 2024.

15. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2024 and 2023 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$553	$510	$1,608	$1,516
ETFs	1,309	1,136	3,749	3,316
Non-ETF index	198	186	575	560
Equity subtotal	2,060	1,832	5,932	5,392
Fixed income:
Active	493	479	1,458	1,429
ETFs	354	315	1,007	919
Non-ETF index	93	93	273	268
Fixed income subtotal	940	887	2,738	2,616
Multi-asset	325	308	952	904
Alternatives:
Illiquid alternatives	235	231	716	638
Liquid alternatives	143	143	422	434
Currency and commodities(1)	63	46	167	141
Alternatives subtotal	441	420	1,305	1,213
Long-term	3,766	3,447	10,927	10,125
Cash management	264	234	756	669
Total investment advisory, administration fees and securities lending revenue	4,030	3,681	11,683	10,794
Investment advisory performance fees:
Equity	13	17	49	38
Fixed income	3	1	12	2
Multi-asset	1	5	14	23
Alternatives:
Illiquid alternatives	7	24	200	124
Liquid alternatives	364	23	481	56
Alternatives subtotal	371	47	681	180
Total investment advisory performance fees	388	70	756	243
Technology services revenue	403	407	1,175	1,106
Distribution fees	323	321	951	959
Advisory and other revenue:
Advisory	11	21	35	66
Other	42	22	130	60
Total advisory and other revenue	53	43	165	126
Total revenue	$5,197	$4,522	$14,730	$13,228

(1)
Amounts include commodity ETFs and exchange-traded products.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
By client type:
Retail	$1,085	$1,046	$3,179	$3,122
ETFs	1,726	1,498	4,928	4,376
Institutional:
Active	720	670	2,127	1,932
Index	235	233	693	695
Total institutional	955	903	2,820	2,627
Long-term	3,766	3,447	10,927	10,125
Cash management	264	234	756	669
Total	$4,030	$3,681	$11,683	$10,794

By investment style:
Active	$1,739	$1,662	$5,126	$4,903
Index and ETFs	2,027	1,785	5,801	5,222
Long-term	3,766	3,447	10,927	10,125
Cash management	264	234	756	669
Total	$4,030	$3,681	$11,683	$10,794

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2024 and 2023:

September 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$52	$191	$172	$128	$48	$591

September 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$51	$173	$141	$119	$89	$573

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2024 and 2023. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$1,886	$1,651	$1,783	$1,420
Net increase (decrease) in unrealized allocations	79	250	351	569
Performance fee revenue recognized	(5)	(12)	(174)	(100)
Ending balance	$1,960	$1,889	$1,960	$1,889

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2024 and 2023:

September 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services revenue(1)(2)	$44	$101	$72	$42	$47	$306

September 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$34	$90	$55	$39	$30	$248

(1)
Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2024, the estimated fixed minimum fees for the remainder of the year approximated $290 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2024 and 2023, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$120	$122	$133	$125
Additions(1)	22	21	53	58
Revenue recognized that was included in the beginning balance	(28)	(28)	(72)	(68)
Ending balance	$114	$115	$114	$115

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Prior to May 15, 2024, the Company maintained the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. On May 15, 2024, the Company adopted, pursuant to shareholder approval, the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan. Any awards granted on or after May 15, 2024 are granted pursuant to such plan.

Restricted Stock Units ("RSUs")

RSU activity for the nine months ended September 30, 2024 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	1,772,639	$757.49
Granted	864,219	$801.96
Converted	(760,294)	$760.09
Forfeited	(74,291)	$745.32
September 30, 2024	1,802,273	$778.21

In January 2024, the Company granted as part of the 2023 annual incentive compensation approximately 347,000 RSUs to employees that vest ratably over three years from the grant date and approximately 344,000 RSUs to employees that cliff vest 100% on January 31, 2027. In addition, during the first quarter of 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 106,000 RSUs to certain employees that vest between two to five years from the grant date. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The grant-date fair market value of RSUs granted to employees during the nine months ended September 30, 2024 was $693 million.

At September 30, 2024, the intrinsic value of outstanding RSUs was $1.7 billion, reflecting a closing stock price of $949.51.

At September 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $645 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

In October 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 500,000 RSUs to certain employees that cliff vest 100% on October 1, 2029.

Performance-Based RSUs

Performance-based RSU activity for the nine months ended September 30, 2024 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	456,384	$767.69
Granted	165,631	$798.83
Reduction of shares due to performance measures	(42,341)	$739.22
Converted	(115,631)	$739.22
Forfeited	(12,365)	$784.44
September 30, 2024	451,678	$788.61

In January 2024, the Company granted 165,631 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2027. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2024, the Company reduced the number of original shares granted in 2021 by 42,341 RSUs based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the nine months ended September 30, 2024 was $101 million.

At September 30, 2024, the intrinsic value of outstanding performance-based RSUs was $429 million, reflecting a closing stock price of $949.51.

At September 30, 2024, total unrecognized stock-based compensation expense related to unvested performance-based awards was $151 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

In October 2024, in connection with the GIP Transaction, the Company awarded a target amount of approximately 200,000 incentive retention performance-based RSUs, subject to satisfaction of a certain post-closing event. The number of shares awarded could be higher or lower than the original target amount based on the future level of attainment of the predetermined performance measure.

Stock Options

Stock option activity and ending balance for the nine months ended September 30, 2024 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,549,080	$513.50	807,695	$673.58	326,391	$673.58
Exercised	(481,740)	$513.50	—	$—	—	$—
Forfeited	(18,036)	$513.50	(40,725)	$673.58	(26,705)	$673.58
Outstanding at September 30, 2024	1,049,304	$513.50	766,970	$673.58	299,686	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,049,304	2.2	$458	$513.50	509,416	2.2	$222
2023 Performance-based	$673.58	766,970	7.7	212	$673.58	—	—	—
2023 Time-based	$673.58	299,686	7.7	83	$673.58	—	—	—
		2,115,960	4.9	$753		509,416	2.2	$222

At September 30, 2024, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $122 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.7 years.

Performance-Based Stock Options

In 2017, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first two tranches of the awards vested at the end of 2022 and 2023, respectively, with the final equal installment vesting at the end of 2024. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the nine months ended September 30, 2024 was $150 million.

On May 30, 2023, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of September 30, 2024, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May of 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

Time-Based Stock Options

On May 30, 2023, the Company awarded time-based stock options to purchase 326,391 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Time-based Options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date.

See Note 17, Stock-Based Compensation, in the 2023 Form 10-K for more information on RSUs, performance-based RSUs and stock options.

17. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.

At September 30, 2024, the Company was required to maintain approximately $2.0 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$(978)	$(880)	$(840)	$(1,101)
Foreign currency translation adjustments(1)	346	(221)	208	—
Ending balance	$(632)	$(1,101)	$(632)	$(1,101)

(1)
Amounts for the three months ended September 30, 2024 and 2023 include a loss from a net investment hedge of $24 million (net of tax benefit of $7 million) and a gain from a net investment hedge of $17 million (net of tax expense of $5 million), respectively. Amounts for the nine months ended September 30, 2024 and 2023 include a loss from a net investment hedge of $6 million (net of tax benefit of $2 million) and a gain from a net investment hedge of $5 million (net of tax expense of $1 million), respectively.

19. Capital Stock

Share Repurchases. During the nine months ended September 30, 2024, the Company repurchased 1.6 million common shares under the Company’s existing share repurchase program for approximately $1.2 billion. At September 30, 2024, there were approximately 4.2 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

20. Restructuring Charge

In the fourth quarter of 2023, a restructuring charge of $61 million ($46 million after-tax), comprised of $47 million of severance and $14 million of compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in connection with initiatives to reorganize specific platforms, primarily Aladdin and illiquid alternative investments.

In the fourth quarter of 2022, a restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in connection with an initiative to modify the size and shape of the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company's restructuring liability for the three and nine months ended September 30, 2024, and 2023 which is included in other liabilities on the condensed consolidated statements of financial condition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Beginning liability	$2	$5	$47	$58
Cash payments	(2)	(3)	(47)	(56)
Ending liability	$—	$2	$—	$2

21. Income Taxes

Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the nine months ended September 30, 2024 income tax expense included $13 million of net discrete tax benefits, including a benefit related to stock-based compensation awards that vested in 2024.

Income tax expense for the three months ended September 30, 2023 included approximately $223 million of discrete tax benefits related to the resolution of certain outstanding tax matters. Income tax expense for the nine months ended September 30, 2023 included approximately $185 million of discrete tax net benefits primarily related to the resolution of certain outstanding tax matters and $41 million of discrete tax benefits related to stock-based compensations awards that vested in 2023.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2024 and 2023 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2024	2023	2024	2023
Net income attributable to BlackRock, Inc.	$1,631	$1,604	$4,699	$4,127
Basic weighted-average shares outstanding	148,049,700	149,155,258	148,392,684	149,553,652
Dilutive effect of:
Nonparticipating RSUs	1,008,145	930,202	915,630	900,643
Stock options	550,730	419,683	487,644	407,728
Total diluted weighted-average shares outstanding	149,608,575	150,505,143	149,795,958	150,862,023
Basic earnings per share	$11.02	$10.75	$31.67	$27.60
Diluted earnings per share	$10.90	$10.66	$31.37	$27.36

There were no anti-dilutive shares and an immaterial amount of anti-dilutive shares for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, 328,319 and 149,684 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs and options were excluded from the diluted EPS calculation because the designated contingencies were not met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2024 and 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue
Americas	$3,206	$2,979	$9,559	$8,792
Europe	1,788	1,361	4,555	3,876
Asia-Pacific	203	182	616	560
Total revenue	$5,197	$4,522	$14,730	$13,228

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2024 and December 31, 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	September 30,	December 31,
(in millions)	2024	2023
Long-lived Assets
Americas	$15,208	$15,017
Europe	1,438	1,521
Asia-Pacific	99	98
Total long-lived assets	$16,745	$16,636

Americas is primarily comprised of the US, Latin America and Canada. Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.4 billion based on the GBP/USD foreign exchange rate at September 30, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is anticipated to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions.

In October 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of GIP for a total consideration of approximately $3 billion in cash and approximately 12 million shares of BlackRock common stock. At close, 6.9 million shares were issued, and the remaining deferred consideration, all in stock, will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings creates a broad global infrastructure franchise with differentiated origination and asset management capabilities. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. Therefore, it is impractical for the Company to provide the full disclosure of required financial information at the filing date.

As a result of the closing of the GIP Transaction, on October 1, 2024, (1) BlackRock, Inc. (formerly known as BlackRock Funding, Inc.) (“New BlackRock”) became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) (“Old BlackRock”), GIP and their respective subsidiaries and (2) each share of common stock, $0.01 par value, of Old BlackRock issued and outstanding immediately prior to the closing of the GIP Transaction was converted automatically into one share of common stock, $0.01 par value, of New BlackRock. New BlackRock also changed its name from “BlackRock Funding, Inc.” to “BlackRock, Inc.” and Old BlackRock changed its name from “BlackRock, Inc.” to “BlackRock Finance, Inc.” In addition, New BlackRock became the publicly listed company and retained the ticker symbol “BLK”. References herein to BlackRock or the Company for any period (1) prior to the closing of the GIP Transaction on October 1, 2024 refer to Old BlackRock and (2) thereafter refer to New BlackRock.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report, and other statements that BlackRock may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to BlackRock’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” and similar expressions.

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time and may contain information that is not purely historical in nature. Such information may include, among other things, projections and forecasts. There is no guarantee that any forecasts made will come to pass. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management ("AUM"); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the acquisitions of Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction") and Preqin Holding Limited (“Preqin” or the "Preqin Transaction" and together with the GIP Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) risks related to the Transactions, including the possibility that the Preqin Transaction does not close, the possibility that closing conditions related to the Preqin Transaction are not satisfied, the possibility that expected synergies and value creation from either of the Transactions will not be realized, or will not be realized within the expected time period, and impacts to business and operational relationships related to disruptions from the Transactions; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of artificial intelligence; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding environmental, social and governance matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock’s business, products, operations and clients; (21) the ability to attract, train and retain highly qualified and diverse professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers of BlackRock to fulfill their obligations to BlackRock; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds ("ETFs") platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $11.5 trillion of AUM at September 30, 2024. With approximately 20,400 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

BlackRock serves a diverse mix of institutional and retail clients across the globe. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors, and retail intermediaries.

BlackRock maintains a significant global sales and marketing presence that is focused on establishing and maintaining retail and institutional investment management and technology service relationships by marketing its services to investors directly and through third-party distribution relationships, including financial professionals and pension consultants.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Acquisitions

In May 2024, BlackRock completed the acquisition of the remaining equity interest in SpiderRock Advisors (“SRA”), a leading provider of customized option overlay strategies in the United States (“US”) wealth market (the "SpiderRock Transaction"). This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts.

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.4 billion based on the GBP/USD foreign exchange rate at September 30, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is anticipated to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions.

In October 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of GIP for a total consideration of approximately $3 billion in cash and approximately 12 million shares of BlackRock common stock. At close, 6.9 million shares were issued, and the remaining deferred consideration, all in stock, will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings creates a broad global infrastructure franchise with differentiated origination and asset management capabilities. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. Therefore, it is impractical for the Company to provide the full disclosure of required financial information at the filing date.

As a result of the closing of the GIP Transaction, on October 1, 2024, (1) BlackRock, Inc. (formerly known as BlackRock Funding, Inc. ("BlackRock Funding")) (“New BlackRock”) became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) (“Old BlackRock”), GIP and their respective subsidiaries and (2) each share of common stock, $0.01 par value, of Old BlackRock issued and outstanding immediately prior to the closing of the GIP Transaction was converted automatically into one share of common stock, $0.01 par value, of New BlackRock. New BlackRock also changed its name from “BlackRock Funding, Inc.” to “BlackRock, Inc.” and Old BlackRock changed its name from “BlackRock, Inc.” to “BlackRock Finance, Inc.” In addition, New BlackRock became the publicly listed company and retained the ticker symbol “BLK”. References herein to BlackRock or the Company for any period (1) prior to the closing of the GIP Transaction on October 1, 2024 refer to Old BlackRock and (2) thereafter refer to New BlackRock.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
GAAP basis(1):
Total revenue	$5,197	$4,522	$14,730	$13,228
Total expense	3,191	2,885	9,231	8,538
Operating income	$2,006	$1,637	$5,499	$4,690
Operating margin	38.6%	36.2%	37.3%	35.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	199	180	541	478
Income tax expense	574	213	1,341	1,041
Net income attributable to BlackRock	$1,631	$1,604	$4,699	$4,127
Diluted earnings per common share	$10.90	$10.66	$31.37	$27.36
Effective tax rate	26.0%	11.7%	22.2%	20.1%
As adjusted(2):
Operating income	$2,128	$1,691	$5,784	$4,877
Operating margin	45.8%	42.3%	44.1%	41.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$190	$184	$494	$449
Net income attributable to BlackRock	$1,715	$1,642	$4,738	$4,241
Diluted earnings per common share	$11.46	$10.91	$31.63	$28.11
Effective tax rate	26.0%	12.4%	24.5%	20.4%
Other:
Assets under management (end of period)	$11,475,362	$9,100,825	$11,475,362	$9,100,825
Diluted weighted-average common shares outstanding	149.6	150.5	149.8	150.9
Shares outstanding (end of period)	148.0	148.9	148.0	148.9
Book value per share(3)	$278.32	$259.34	$278.32	$259.34
Cash dividends declared and paid per share	$5.10	$5.00	$15.30	$15.00

(1)
Accounting principles generally accepted in the US (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity divided by total shares outstanding at September 30 of the respective period-end.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

GAAP. Operating income of $2.0 billion increased $369 million and operating margin of 38.6% increased 240 bps from the three months ended September 30, 2023. Increases in operating income and operating margin reflected higher investment advisory and administration fees (collectively "base fees"), driven by the positive impact of markets on average AUM and organic base fee growth, and higher performance fees, partially offset by higher expenses, reflecting higher employee compensation and benefits expense, sales, asset and account expense and general and administration expense. Operating income and operating margin also included the impact of a $50 million noncash impairment charge related to certain indefinite-lived open-end management contracts recorded in the three months ended September 30, 2024. This noncash impairment charge has been excluded from the Company's as adjusted results due to its infrequent nature and to increase comparability with other companies.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $19 million from the three months ended September 30, 2023, driven primarily by a pre-tax gain of approximately $66 million in connection with a transaction related to a minority investment in EquiLend Holdings, LLC (the "EquiLend Transaction") and higher interest and dividend income, partially offset by lower mark-to-market gains on the revaluation of private equity co-investments and un-hedged seed capital investments and higher interest expense.

Earnings per diluted common share increased $0.24, or 2%, from the three months ended September 30, 2023, primarily driven by higher operating income, partially offset by the impact of a higher effective tax rate in the current quarter. The prior year quarter included approximately $223 million of discrete tax benefits related to the resolution of certain outstanding tax matters.

As Adjusted. Operating income of $2.1 billion increased $437 million and operating margin of 45.8% increased 350 bps from the three months ended September 30, 2023. The noncash impairment charge of $50 million described above has been excluded from as adjusted results for the three months ended September 30, 2024. Earnings per diluted common share increased $0.55, or 5%, from the three months ended September 30, 2023, primarily reflecting higher operating income, partially offset by a higher effective tax rate in the current quarter.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

GAAP. Operating income of $5.5 billion increased $809 million and operating margin of 37.3% increased 180 bps from the nine months ended September 30, 2023. Increases in operating income and operating margin reflected higher base fees, driven by the positive impact of markets on average AUM and organic base fee growth, higher performance fees and technology services revenue, partially offset by higher expenses, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Operating income and operating margin for the nine months ended September 30, 2024 also included the impact of a $50 million noncash impairment charge previously described.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $63 million from the nine months ended September 30, 2023, driven primarily by higher interest and dividend income, pre-tax gains of approximately $66 million and $19 million in connection with the EquiLend Transaction and SpiderRock Transaction, respectively, higher mark-to-market revaluation gains of the Company's un-hedged seed capital investments, and higher mark-to-market gains on certain minority investments, partially offset by lower mark-to-market gains on the revaluation of private equity co-investments and higher interest expense.

Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from the Company's as adjusted results due to the nonrecurring nature of the intellectual property reorganization. Income tax expense for the nine months ended September 30, 2023 included $226 million discrete tax net benefits primarily related to the resolution of certain outstanding tax matters.

Earnings per diluted common share increased $4.01 or 15%, from the nine months ended September 30, 2023, primarily reflecting higher operating and nonoperating income, partially offset by a higher effective tax rate.

As Adjusted. Operating income of $5.8 billion increased $907 million and operating margin of 44.1% increased 230 bps from the nine months ended September 30, 2023. Earnings per diluted common share increased $3.52, or 13%, from the nine months ended September 30, 2023, reflecting higher operating and nonoperating income, partially offset by a higher effective tax rate. The noncash impairment charge of $50 million previously described has been excluded from as adjusted results for the nine months ended September 30, 2024. Income tax expense, as adjusted, for the nine months ended September 30, 2024 excluded the $137 million of benefit described above.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to GAAP.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow. Management reviews non-GAAP financial measures, in addition to GAAP financial measures, to assess ongoing operations and considers them to be helpful, for both management and investors, in evaluating BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance comparability for the reporting periods presented. Non-GAAP financial measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Non-GAAP financial measures may not be comparable to other similarly titled measures of other companies.

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating income, GAAP basis	$2,006	$1,637	$5,499	$4,690
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	7	(3)	43	29
Amortization and impairment of intangible assets (b)	89	39	166	113
Acquisition-related compensation costs (b)	11	6	32	15
Acquisition-related transaction costs (b)(1)	17	4	52	7
Contingent consideration fair value adjustments (b)	(2)	—	(8)	1
Lease costs - New York (c)	—	—	—	14
Reduction of indemnification asset (d)(1)	—	8	—	8
Operating income, as adjusted	$2,128	$1,691	$5,784	$4,877
Revenue, GAAP basis	$5,197	$4,522	$14,730	$13,228
Non-GAAP adjustments:
Distribution fees	(323)	(321)	(951)	(959)
Investment advisory fees	(226)	(205)	(655)	(590)
Revenue used for operating margin measurement	$4,648	$3,996	$13,124	$11,679
Operating margin, GAAP basis	38.6%	36.2%	37.3%	35.5%
Operating margin, as adjusted	45.8%	42.3%	44.1%	41.8%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Nonoperating income (expense), GAAP basis	$259	$171	$693	$538
Less: Net income (loss) attributable to NCI	60	(9)	152	60
Nonoperating income (expense), net of NCI	199	180	541	478
Less: Hedge gain (loss) on deferred cash compensation plans (a)	9	(4)	47	29
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$190	$184	$494	$449

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to BlackRock, Inc., GAAP basis	$1,631	$1,604	$4,699	$4,127
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(2)	1	(3)	—
Amortization and impairment of intangible assets (b)	67	30	124	86
Acquisition-related compensation costs (b)	8	4	23	11
Acquisition-related transaction costs (b)	13	3	38	5
Contingent consideration fair value adjustments (b)	(2)	—	(6)	1
Lease costs - New York (c)	—	—	—	11
Income tax matters	—	—	(137)	—
Net income attributable to BlackRock, Inc., as adjusted	$1,715	$1,642	$4,738	$4,241
Diluted weighted-average common shares outstanding	149.6	150.5	149.8	150.9
Diluted earnings per common share, GAAP basis	$10.90	$10.66	$31.37	$27.36
Diluted earnings per common share, as adjusted	$11.46	$10.91	$31.63	$28.11

(1)
Non-GAAP adjustments, excluding income tax matters, are net of tax.

(1) Operating income, as adjusted, and operating margin, as adjusted: Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time, and, therefore, provide useful disclosure to investors. Management believes that operating margin, as adjusted, reflects the Company’s long-term ability to manage ongoing costs in relation to its revenues. The Company uses operating margin, as adjusted, to assess the Company’s financial performance, to determine the long-term and annual compensation of the Company’s senior-level employees and to evaluate the Company’s relative performance against industry peers. Furthermore, this metric eliminates margin variability arising from the accounting of revenues and expenses related to distributing different product structures in multiple distribution channels utilized by asset managers.

•
Operating income, as adjusted, includes the following non-GAAP expense adjustments:
(a)
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans. The Company excludes compensation expense related to the market valuation changes on certain deferred cash compensation plans, which the Company hedges economically. For these deferred cash compensation plans, the final value of the deferred amount to be distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the net gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense), which creates a timing difference impacting net income. This timing difference will reverse and offset to zero over the life of the award at the end of the multi-year vesting period. Management believes excluding market valuation changes related to the deferred cash compensation plans in the calculation of operating income, as adjusted, provides useful disclosure to both management and investors of the Company’s financial performance over time as these amounts are economically hedged, while also increasing comparability with other companies.
(b)
Acquisition-related costs. Acquisition related costs include adjustments related to amortization and noncash impairment of intangible assets, other acquisition-related costs, including professional services expense and compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Lease costs – New York. In 2023, the Company continued to recognize lease expense within general and administration expense for both its current headquarters located at 50 Hudson Yards in New York and prior headquarters until the Company's lease on its prior headquarters expired in April 2023. The Company began lease payments related to its current headquarters in May 2023, but began recording lease expense in August 2021 when it obtained access to the building to begin its tenant improvements. Prior to the Company’s move to its current headquarters in February 2023, the impact of lease costs related to 50 Hudson Yards was excluded from operating income, as adjusted. In February 2023, the Company completed the majority of its move to 50 Hudson Yards and no longer excluded the impact of these lease costs. Subsequently, from February 2023 through April 2023, the Company excluded the impact of lease costs related to the Company's prior headquarters. Management believes excluding the impact of these respective New York lease costs (“Lease costs – New York”) when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
(d)
Reduction of indemnification asset. In connection with a previous acquisition, BlackRock recorded an $8 million indemnification asset. Due to the resolution of certain tax matters in the third quarter of 2023, BlackRock recorded $8 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $8 million tax benefit. The $8 million general and administrative expense and $8 million tax benefit have been excluded from as adjusted results as there was no impact on BlackRock’s book value.

•
Revenue used for calculating operating margin, as adjusted, is reduced to exclude all of the Company’s distribution fees, which are recorded as a separate line item on the condensed consolidated statements of income, as well as a portion of investment advisory fees received that is used to pay distribution and servicing costs. For certain products, based on distinct arrangements, distribution fees are collected by the Company and then passed-through to third-party client intermediaries. For other products, investment advisory fees are collected by the Company and a portion is passed-through to third-party client intermediaries. However, in both structures, the third-party client intermediary similarly owns the relationship with the retail client and is responsible for distributing the product and servicing the client. The amount of distribution and investment advisory fees fluctuates each period primarily based on a predetermined percentage of the value of AUM during the period. These fees also vary based on the type of investment product sold and the geographic location where it is sold. In addition, the Company may waive fees on certain products that could result in the reduction of payments to the third-party intermediaries.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted: Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, excludes the gain (loss) on the economic hedge of certain deferred cash compensation plans. As the gain (loss) on investments and derivatives used to hedge these compensation plans over time substantially offsets the compensation expense related to the market valuation changes on these deferred cash compensation plans, which is included in operating income, GAAP basis, management believes excluding the gain (loss) on the economic hedge of the deferred cash compensation plans when calculating nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure for both management and investors of BlackRock’s nonoperating results that impact book value.

(3) Net income attributable to BlackRock, Inc., as adjusted: Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amount for income tax matters in 2024 includes a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares outstanding.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Retail	$1,041,201	$992,152	$929,697	$868,440	$6,863	$19,718	$10,758
ETFs	4,188,335	3,855,774	3,499,299	3,118,409	97,409	247,791	335,511
Institutional:
Active	2,110,944	1,968,232	1,912,673	1,753,262	26,695	39,322	46,832
Index	3,285,495	3,051,521	2,902,489	2,637,033	29,206	(18,878)	(42,452)
Institutional subtotal	5,396,439	5,019,753	4,815,162	4,390,295	55,901	20,444	4,380
Long-term	10,625,975	9,867,679	9,244,158	8,377,144	160,173	287,953	350,649
Cash management	849,387	778,042	764,837	723,681	61,007	71,982	104,933
Total	$11,475,362	$10,645,721	$10,008,995	$9,100,825	$221,180	$359,935	$455,582

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Active	$2,871,791	$2,703,506	$2,621,178	$2,426,322	$28,045	$39,334	$33,573
Index and ETFs	7,754,184	7,164,173	6,622,980	5,950,822	132,128	248,619	317,076
Long-term	10,625,975	9,867,679	9,244,158	8,377,144	160,173	287,953	350,649
Cash management	849,387	778,042	764,837	723,681	61,007	71,982	104,933
Total	$11,475,362	$10,645,721	$10,008,995	$9,100,825	$221,180	$359,935	$455,582

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Equity	$6,280,999	$5,827,135	$5,293,344	$4,741,291	$74,144	$99,002	$133,087
Fixed income	3,023,694	2,815,884	2,804,026	2,576,205	62,740	139,885	172,066
Multi-asset	1,001,515	921,412	870,804	788,872	17,814	27,371	26,320
Alternatives:
Illiquid alternatives	141,409	137,868	136,909	131,937	1,527	4,727	8,289
Liquid alternatives	75,990	75,483	74,233	75,139	(851)	(3,774)	(7,063)
Currency and commodities(1)	102,368	89,897	64,842	63,700	4,799	20,742	17,950
Alternatives subtotal	319,767	303,248	275,984	270,776	5,475	21,695	19,176
Long-term	10,625,975	9,867,679	9,244,158	8,377,144	160,173	287,953	350,649
Cash management	849,387	778,042	764,837	723,681	61,007	71,982	104,933
Total	$11,475,362	$10,645,721	$10,008,995	$9,100,825	$221,180	$359,935	$455,582

(1)
Amounts include commodity ETFs and exchange-traded products ("ETPs").

Component Changes in AUM for the Three Months Ended September 30, 2024

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2024.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2024	(outflows)	change	impact(1)	2024	AUM(2)
Retail:
Equity	$490,427	$5,234	$19,005	$6,604	$521,270	$506,725
Fixed income	313,632	2,718	7,127	768	324,245	318,285
Multi-asset	147,719	(1,304)	7,209	454	154,078	150,787
Alternatives	40,374	215	638	381	41,608	40,911
Retail subtotal	992,152	6,863	33,979	8,207	1,041,201	1,016,708
ETFs:
Equity	2,830,268	44,548	174,748	12,276	3,061,840	2,951,255
Fixed income	931,217	47,810	34,440	5,709	1,019,176	979,055
Multi-asset	9,204	314	472	46	10,036	9,605
Alternatives	85,085	4,737	7,394	67	97,283	91,437
ETFs subtotal	3,855,774	97,409	217,054	18,098	4,188,335	4,031,352
Institutional:
Active:
Equity	208,177	3,743	8,173	5,268	225,361	216,753
Fixed income	823,716	3,504	36,659	9,506	873,385	852,571
Multi-asset	761,194	18,866	42,870	11,045	833,975	793,568
Alternatives	175,145	582	431	2,065	178,223	176,059
Active subtotal	1,968,232	26,695	88,133	27,884	2,110,944	2,038,951
Index:
Equity	2,298,263	20,619	109,142	44,504	2,472,528	2,387,641
Fixed income	747,319	8,708	12,778	38,083	806,888	778,392
Multi-asset	3,295	(62)	130	63	3,426	3,348
Alternatives	2,644	(59)	11	57	2,653	2,603
Index subtotal	3,051,521	29,206	122,061	82,707	3,285,495	3,171,984
Institutional subtotal	5,019,753	55,901	210,194	110,591	5,396,439	5,210,935
Long-term	9,867,679	160,173	461,227	136,896	10,625,975	10,258,995
Cash management	778,042	61,007	3,092	7,246	849,387	811,969
Total	$10,645,721	$221,180	$464,319	$144,142	$11,475,362	$11,070,964

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2024.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2024	(outflows)	change	impact(1)	2024	AUM(2)
Active:
Equity	$466,518	$2,733	$14,916	$8,026	$492,193	$479,372
Fixed income	1,112,578	6,954	43,054	9,153	1,171,739	1,145,337
Multi-asset	908,897	17,561	50,079	11,498	988,035	944,338
Alternatives	215,513	797	1,068	2,446	219,824	216,968
Active subtotal	2,703,506	28,045	109,117	31,123	2,871,791	2,786,015
Index and ETFs:
ETFs:
Equity	2,830,268	44,548	174,748	12,276	3,061,840	2,951,255
Fixed income	931,217	47,810	34,440	5,709	1,019,176	979,055
Multi-asset	9,204	314	472	46	10,036	9,605
Alternatives	85,085	4,737	7,394	67	97,283	91,437
ETFs subtotal	3,855,774	97,409	217,054	18,098	4,188,335	4,031,352
Non-ETF index:
Equity	2,530,349	26,863	121,404	48,350	2,726,966	2,631,747
Fixed income	772,089	7,976	13,510	39,204	832,779	803,911
Multi-asset	3,311	(61)	130	64	3,444	3,365
Alternatives	2,650	(59)	12	57	2,660	2,605
Non-ETF index subtotal	3,308,399	34,719	135,056	87,675	3,565,849	3,441,628
Index & ETFs subtotal	7,164,173	132,128	352,110	105,773	7,754,184	7,472,980
Long-term	9,867,679	160,173	461,227	136,896	10,625,975	10,258,995
Cash management	778,042	61,007	3,092	7,246	849,387	811,969
Total	$10,645,721	$221,180	$464,319	$144,142	$11,475,362	$11,070,964

The following table presents the component changes in AUM by product type for the three months ended September 30, 2024.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2024	(outflows)	change	impact(1)	2024	AUM(2)
Equity	$5,827,135	$74,144	$311,068	$68,652	$6,280,999	$6,062,374
Fixed income	2,815,884	62,740	91,004	54,066	3,023,694	2,928,303
Multi-asset	921,412	17,814	50,681	11,608	1,001,515	957,308
Alternatives:
Illiquid alternatives	137,868	1,527	226	1,788	141,409	139,173
Liquid alternatives	75,483	(851)	821	537	75,990	75,532
Currency and commodities(3)	89,897	4,799	7,427	245	102,368	96,305
Alternatives subtotal	303,248	5,475	8,474	2,570	319,767	311,010
Long-term	9,867,679	160,173	461,227	136,896	10,625,975	10,258,995
Cash management	778,042	61,007	3,092	7,246	849,387	811,969
Total	$10,645,721	$221,180	$464,319	$144,142	$11,475,362	$11,070,964

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)
Amounts include commodity ETFs and ETPs.

AUM increased $830 billion to $11.5 trillion at September 30, 2024 from $10.6 trillion at June 30, 2024, driven by net market appreciation, net inflows and the positive impact of foreign exchange movements.

Long-term net inflows of $160 billion were comprised of net inflows of $97 billion, $56 billion, and $7 billion from ETFs, institutional and retail clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $97 billion were led by fixed income and equity ETFs net inflows of $48 billion and $45 billion, respectively. BlackRock’s cryptocurrency ETPs continue to grow and added $5 billion of net inflows in the third quarter, included within alternatives ETFs.
•
Institutional index net inflows of $29 billion primarily reflected $21 billion and $9 billion of equity and fixed income net inflows, respectively, driven by outsourcing mandates, client asset-allocation activity and rebalancing decisions.
•
Institutional active net inflows of $27 billion were led by $19 billion of multi-asset net inflows, which reflected the funding of pension outsourcing mandates and net inflows into LifePath® target-date offerings.
•
Retail net inflows of $7 billion were driven by net inflows into equity and fixed income, reflecting net inflows into BlackRock's Aperio customized index equity solution and into US active fixed income mutual funds.

Cash management AUM increased to $849 billion, driven by net inflows into US government and international prime funds.

Net market appreciation of $464 billion was primarily driven by global equity and fixed income market appreciation.

AUM increased $144 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Japanese yen, the British pound and the euro.

Component Changes in AUM for the Nine Months Ended September 30, 2024

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2024.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$435,734	$15,411	$4,074	$61,467	$4,584	$521,270	$476,890
Fixed income	312,799	7,517	—	6,306	(2,377)	324,245	315,181
Multi-asset	139,537	(1,904)	—	16,329	116	154,078	145,865
Alternatives	41,627	(1,306)	—	1,078	209	41,608	41,077
Retail subtotal	929,697	19,718	4,074	85,180	2,532	1,041,201	979,013
ETFs:
Equity	2,532,631	125,756	—	402,936	517	3,061,840	2,769,010
Fixed income	898,403	100,506	—	18,665	1,602	1,019,176	932,580
Multi-asset	9,140	(45)	—	994	(53)	10,036	9,178
Alternatives	59,125	21,574	—	16,587	(3)	97,283	79,853
ETFs subtotal	3,499,299	247,791	—	439,182	2,063	4,188,335	3,790,621
Institutional:
Active:
Equity	186,688	7,431	—	28,443	2,799	225,361	204,027
Fixed income	836,823	(1,334)	—	35,143	2,753	873,385	840,954
Multi-asset	717,182	31,043	—	80,939	4,811	833,975	755,639
Alternatives	171,980	2,182	—	3,169	892	178,223	174,049
Active subtotal	1,912,673	39,322	—	147,694	11,255	2,110,944	1,974,669
Index:
Equity	2,138,291	(49,596)	—	373,927	9,906	2,472,528	2,283,907
Fixed income	756,001	33,196	—	9,321	8,370	806,888	756,389
Multi-asset	4,945	(1,723)	—	205	(1)	3,426	3,813
Alternatives	3,252	(755)	—	147	9	2,653	2,791
Index subtotal	2,902,489	(18,878)	—	383,600	18,284	3,285,495	3,046,900
Institutional subtotal	4,815,162	20,444	—	531,294	29,539	5,396,439	5,021,569
Long-term	9,244,158	287,953	4,074	1,055,656	34,134	10,625,975	9,791,203
Cash management	764,837	71,982	—	8,084	4,484	849,387	779,369
Total	$10,008,995	$359,935	$4,074	$1,063,740	$38,618	$11,475,362	$10,570,572

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2024.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$427,448	$1,724	$4,074	$54,677	$4,270	$492,193	$457,176
Fixed income	1,123,422	7,604	—	41,139	(426)	1,171,739	1,130,958
Multi-asset	856,705	29,133	—	97,271	4,926	988,035	901,490
Alternatives	213,603	873	—	4,247	1,101	219,824	215,123
Active subtotal	2,621,178	39,334	4,074	197,334	9,871	2,871,791	2,704,747
Index and ETFs:
ETFs:
Equity	2,532,631	125,756	—	402,936	517	3,061,840	2,769,010
Fixed income	898,403	100,506	—	18,665	1,602	1,019,176	932,580
Multi-asset	9,140	(45)	—	994	(53)	10,036	9,178
Alternatives	59,125	21,574	—	16,587	(3)	97,283	79,853
ETFs subtotal	3,499,299	247,791	—	439,182	2,063	4,188,335	3,790,621
Non-ETF index:
Equity	2,333,265	(28,478)	—	409,160	13,019	2,726,966	2,507,648
Fixed income	782,201	31,775	—	9,631	9,172	832,779	781,566
Multi-asset	4,959	(1,717)	—	202	—	3,444	3,827
Alternatives	3,256	(752)	—	147	9	2,660	2,794
Non-ETF index subtotal	3,123,681	828	—	419,140	22,200	3,565,849	3,295,835
Index & ETFs subtotal	6,622,980	248,619	—	858,322	24,263	7,754,184	7,086,456
Long-term	9,244,158	287,953	4,074	1,055,656	34,134	10,625,975	9,791,203
Cash management	764,837	71,982	—	8,084	4,484	849,387	779,369
Total	$10,008,995	$359,935	$4,074	$1,063,740	$38,618	$11,475,362	$10,570,572

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2024.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$5,293,344	$99,002	$4,074	$866,773	$17,806	$6,280,999	$5,733,834
Fixed income	2,804,026	139,885	—	69,435	10,348	3,023,694	2,845,104
Multi-asset	870,804	27,371	—	98,467	4,873	1,001,515	914,495
Alternatives:
Illiquid alternatives	136,909	4,727	—	(1,056)	829	141,409	137,718
Liquid alternatives	74,233	(3,774)	—	5,241	290	75,990	75,139
Currency and commodities(4)	64,842	20,742	—	16,796	(12)	102,368	84,913
Alternatives subtotal	275,984	21,695	—	20,981	1,107	319,767	297,770
Long-term	9,244,158	287,953	4,074	1,055,656	34,134	10,625,975	9,791,203
Cash management	764,837	71,982	—	8,084	4,484	849,387	779,369
Total	$10,008,995	$359,935	$4,074	$1,063,740	$38,618	$11,475,362	$10,570,572

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)
Amounts include commodity ETFs and ETPs.

AUM increased $1.5 trillion to $11.5 trillion at September 30, 2024 from $10.0 trillion at December 31, 2023, driven by net market appreciation, net inflows and the positive impact of foreign exchange movements.

Long-term net inflows of $288 billion were comprised of net inflows of $248 billion from ETFs, and $20 billion each from institutional and retail clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $248 billion were led by equity and fixed income ETFs net inflows of $126 billion and $101 billion, respectively. Alternatives ETFs net inflows of $22 billion were driven largely by flows into the Company's Bitcoin ETP.
•
Institutional active net inflows of $39 billion were led by LifePath target-date strategies and several large outsourcing mandates, partially offset by a redemption of approximately $20 billion from a single fixed income client in the second quarter of 2024.
•
Institutional index net outflows of $19 billion were concentrated in low-fee index equities, partially offset by fixed income net inflows driven by client asset-allocation activity and re-balancing decisions.
•
Retail net inflows of $20 billion primarily reflected net inflows into equity and fixed income.

Cash management AUM increased to $849 billion, driven by net inflows into US government and international money market funds.

Net market appreciation of $1.1 trillion was primarily driven by global equity market appreciation.

AUM increased $39 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the British pound and the euro.

Component Changes in AUM for the Twelve Months Ended September 30, 2024

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2024.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$396,030	$15,041	$4,074	$97,548	$8,577	$521,270	$458,663
Fixed income	300,232	965	—	22,742	306	324,245	311,669
Multi-asset	129,177	(1,937)	—	26,233	605	154,078	141,981
Alternatives	43,001	(3,311)	—	1,383	535	41,608	41,333
Retail subtotal	868,440	10,758	4,074	147,906	10,023	1,041,201	953,646
ETFs:
Equity	2,234,275	183,966	—	632,970	10,629	3,061,840	2,651,816
Fixed income	818,744	131,732	—	62,024	6,676	1,019,176	909,731
Multi-asset	7,716	701	—	1,608	11	10,036	8,896
Alternatives	57,674	19,112	—	20,417	80	97,283	75,049
ETFs subtotal	3,118,409	335,511	—	717,019	17,396	4,188,335	3,645,492
Institutional:
Active:
Equity	167,917	8,135	—	43,409	5,900	225,361	196,163
Fixed income	771,581	4,677	—	87,883	9,244	873,385	826,510
Multi-asset	646,993	29,799	—	143,402	13,781	833,975	731,583
Alternatives	166,771	4,221	—	4,408	2,823	178,223	172,534
Active subtotal	1,753,262	46,832	—	279,102	31,748	2,110,944	1,926,790
Index:
Equity	1,943,069	(74,055)	—	564,686	38,828	2,472,528	2,207,409
Fixed income	685,648	34,692	—	55,369	31,179	806,888	741,895
Multi-asset	4,986	(2,243)	—	641	42	3,426	4,013
Alternatives	3,330	(846)	—	131	38	2,653	2,914
Index subtotal	2,637,033	(42,452)	—	620,827	70,087	3,285,495	2,956,231
Institutional subtotal	4,390,295	4,380	—	899,929	101,835	5,396,439	4,883,021
Long-term	8,377,144	350,649	4,074	1,764,854	129,254	10,625,975	9,482,159
Cash management	723,681	104,933	—	10,853	9,920	849,387	766,798
Total	$9,100,825	$455,582	$4,074	$1,775,707	$139,174	$11,475,362	$10,248,957

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2024.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$393,690	$(3,764)	$4,074	$88,915	$9,278	$492,193	$442,736
Fixed income	1,046,705	8,574	—	108,618	7,842	1,171,739	1,112,973
Multi-asset	776,158	27,855	—	169,637	14,385	988,035	873,550
Alternatives	209,769	908	—	5,789	3,358	219,824	213,864
Active subtotal	2,426,322	33,573	4,074	372,959	34,863	2,871,791	2,643,123
Index and ETFs:
ETFs:
Equity	2,234,275	183,966	—	632,970	10,629	3,061,840	2,651,816
Fixed income	818,744	131,732	—	62,024	6,676	1,019,176	909,731
Multi-asset	7,716	701	—	1,608	11	10,036	8,896
Alternatives	57,674	19,112	—	20,417	80	97,283	75,049
ETFs subtotal	3,118,409	335,511	—	717,019	17,396	4,188,335	3,645,492
Non-ETF index:
Equity	2,113,326	(47,115)	—	616,728	44,027	2,726,966	2,419,499
Fixed income	710,756	31,760	—	57,376	32,887	832,779	767,101
Multi-asset	4,998	(2,236)	—	639	43	3,444	4,027
Alternatives	3,333	(844)	—	133	38	2,660	2,917
Non-ETF index subtotal	2,832,413	(18,435)	—	674,876	76,995	3,565,849	3,193,544
Index & ETFs subtotal	5,950,822	317,076	—	1,391,895	94,391	7,754,184	6,839,036
Long-term	8,377,144	350,649	4,074	1,764,854	129,254	10,625,975	9,482,159
Cash management	723,681	104,933	—	10,853	9,920	849,387	766,798
Total	$9,100,825	$455,582	$4,074	$1,775,707	$139,174	$11,475,362	$10,248,957

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2024.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$4,741,291	$133,087	$4,074	$1,338,613	$63,934	$6,280,999	$5,514,051
Fixed income	2,576,205	172,066	—	228,018	47,405	3,023,694	2,789,805
Multi-asset	788,872	26,320	—	171,884	14,439	1,001,515	886,473
Alternatives:
Illiquid alternatives	131,937	8,289	—	(1,261)	2,444	141,409	136,603
Liquid alternatives	75,139	(7,063)	—	7,046	868	75,990	74,916
Currency and commodities(4)	63,700	17,950	—	20,554	164	102,368	80,311
Alternatives subtotal	270,776	19,176	—	26,339	3,476	319,767	291,830
Long-term	8,377,144	350,649	4,074	1,764,854	129,254	10,625,975	9,482,159
Cash management	723,681	104,933	—	10,853	9,920	849,387	766,798
Total	$9,100,825	$455,582	$4,074	$1,775,707	$139,174	$11,475,362	$10,248,957

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs and ETPs.

AUM increased $2.4 trillion to $11.5 trillion at September 30, 2024 from $9.1 trillion at September 30, 2023, driven by net market appreciation, net inflows and the positive impact of foreign exchange movements.

Long-term net inflows of $351 billion were comprised primarily of net inflows of $336 billion, $11 billion and $4 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $336 billion were led by equity and fixed income ETFs, which saw $184 billion and $132 billion of net inflows, respectively, and $19 billion into alternatives ETFs. Alternatives ETFs net inflows were driven by flows into the Company's Bitcoin ETP.
•
Institutional active net inflows of $47 billion were led by multi-asset net inflows and included the impact of several large outsourcing mandates and continued growth of the Company's LifePath target-date strategies, partially offset by the impact of the previously mentioned single client fixed income redemption.
•
Institutional index net outflows of $42 billion primarily reflected $74 billion of low-fee index equity net outflows, partially offset by $35 billion of fixed income net inflows, as some clients sought to de-risk or rebalance.
•
Retail net inflows of $11 billion were led by net inflows into equity strategies.

Cash management AUM increased to $849 billion, primarily due to net inflows into US government and international money market funds.

Net market appreciation of $1.8 trillion was driven by global equity market appreciation.

AUM increased $139 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the British pound, the euro and the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2024 and 2023 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024 ("2023 Form 10-K").

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2024 and 2023 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$553	$510	$1,608	$1,516
ETFs	1,309	1,136	3,749	3,316
Non-ETF index	198	186	575	560
Equity subtotal	2,060	1,832	5,932	5,392
Fixed income:
Active	493	479	1,458	1,429
ETFs	354	315	1,007	919
Non-ETF index	93	93	273	268
Fixed income subtotal	940	887	2,738	2,616
Multi-asset	325	308	952	904
Alternatives:
Illiquid alternatives	235	231	716	638
Liquid alternatives	143	143	422	434
Currency and commodities(1)	63	46	167	141
Alternatives subtotal	441	420	1,305	1,213
Long-term	3,766	3,447	10,927	10,125
Cash management	264	234	756	669
Total investment advisory, administration fees and securities lending revenue	4,030	3,681	11,683	10,794
Investment advisory performance fees:
Equity	13	17	49	38
Fixed income	3	1	12	2
Multi-asset	1	5	14	23
Alternatives:
Illiquid alternatives	7	24	200	124
Liquid alternatives	364	23	481	56
Alternatives subtotal	371	47	681	180
Total investment advisory performance fees	388	70	756	243
Technology services revenue	403	407	1,175	1,106
Distribution fees	323	321	951	959
Advisory and other revenue:
Advisory	11	21	35	66
Other	42	22	130	60
Total advisory and other revenue	53	43	165	126
Total revenue	$5,197	$4,522	$14,730	$13,228

(1)
Amounts include commodity ETFs and ETPs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2024	2023	2024	2023	2024	2023	2024	2023
Equity:
Active	14%	14%	4%	4%	14%	14%	4%	4%
ETFs	32%	32%	27%	24%	32%	31%	26%	25%
Non-ETF index	5%	5%	24%	24%	5%	5%	24%	23%
Equity subtotal	51%	51%	55%	52%	51%	50%	54%	52%
Fixed income:
Active	12%	12%	10%	11%	12%	13%	11%	12%
ETFs	9%	9%	9%	9%	9%	9%	9%	9%
Non-ETF index	2%	3%	7%	8%	2%	2%	7%	8%
Fixed income subtotal	23%	24%	26%	28%	23%	24%	27%	29%
Multi-asset	8%	8%	9%	9%	8%	8%	9%	9%
Alternatives:
Illiquid alternatives	6%	6%	1%	1%	6%	6%	1%	1%
Liquid alternatives	3%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	2%	1%	1%	1%	1%	2%	1%	1%
Alternatives subtotal	11%	11%	3%	3%	11%	12%	3%	3%
Long-term	93%	94%	93%	92%	93%	94%	93%	93%
Cash management	7%	6%	7%	8%	7%	6%	7%	7%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)
Amounts include commodity ETFs and ETPs.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenue increased $675 million, or 15%, from the three months ended September 30, 2023, primarily driven by the positive impact of market beta on average AUM and organic base fee growth, and higher performance fees.

Investment advisory, administration fees and securities lending revenue of $4.0 billion increased $349 million from $3.7 billion for the three months ended September 30, 2023, primarily driven by positive organic base fee growth and the impact of market beta on average AUM, partially offset by lower securities lending revenue. Securities lending revenue of $149 million decreased from $167 million for the three months ended September 30, 2023, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $388 million increased $318 million from $70 million for the three months ended September 30, 2023, primarily driven by strong performance in the third quarter of 2024 from a single hedge fund with an annual performance measurement period that ends in the third quarter, partially offset by lower revenue from illiquid alternatives.

Technology services revenue of $403 million decreased $4 million from $407 million for the three months ended September 30, 2023, due to the revenue impact linked to several large client renewals of their eFront “on-premises” licenses during the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Revenue increased $1.5 billion, or 11%, from the nine months ended September 30, 2023, primarily driven by the positive impact of market beta on average AUM and organic base fee growth, and higher performance fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $11.7 billion increased $889 million from $10.8 billion for the nine months ended September 30, 2023, primarily driven by the impact of market beta on average AUM and organic base fee growth, partially offset by lower securities lending revenue. Securities lending revenue of $454 million decreased from $518 million for the nine months ended September 30, 2023, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $756 million increased $513 million from $243 million for the nine months ended September 30, 2023, primarily driven by higher revenue from liquid alternative products, including strong performance from a single hedge fund in 2024, and higher revenue from illiquid alternative products.

Technology services revenue of $1.2 billion increased $69 million from $1.1 billion for the nine months ended September 30, 2023, reflecting sustained demand for Aladdin technology offerings.

Advisory and other revenue of $165 million increased $39 million from $126 million for the nine months ended September 30, 2023, reflecting higher transition management assignments and the impact of presenting earnings (losses) from certain equity method minority investments within nonoperating income (expense) beginning in the first quarter of 2024, partially offset by lower revenue from advisory assignments.

Expense

The following table presents expense for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Expense
Employee compensation and benefits	$1,578	$1,420	$4,661	$4,276
Sales, asset and account expense(1):
Distribution and servicing costs	549	526	1,606	1,549
Direct fund expense	379	354	1,075	1,013
Sub-advisory and other	34	28	98	81
Total sales, asset and account expense	962	908	2,779	2,643
General and administration expense:
Marketing and promotional	64	74	222	222
Occupancy and office related	105	103	308	313
Portfolio services	65	65	194	202
Technology	175	145	492	421
Professional services	67	51	189	128
Communications	10	12	29	36
Foreign exchange remeasurement	3	(3)	7	(2)
Contingent consideration fair value adjustments	(2)	—	(8)	1
Other general and administration	75	71	192	185
Total general and administration expense	562	518	1,625	1,506
Amortization and impairment of intangible assets	89	39	166	113
Total expense	$3,191	$2,885	$9,231	$8,538

(1)
Beginning in the first quarter of 2024, BlackRock updated the presentation of the Company’s expense line items within the condensed consolidated statements of income by including a new “sales, asset and account expense” income statement caption. Such expense line items have been recast for 2023 to conform to this new presentation. For a recast of 2023 expense line items, see page 12 of Exhibit 99.1 to the Current Report on Form 8-K furnished on April 12, 2024.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Expense increased $306 million, or 11%, from the three months ended September 30, 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Expense for the three months ended September 30, 2024 also included the previously described noncash impairment charge of $50 million.

Employee compensation and benefits expense of $1.6 billion increased $158 million from $1.4 billion for the three months ended September 30, 2023, reflecting higher incentive compensation, primarily as a result of higher performance fees and operating income.

Sales, asset and account expense of $962 million increased $54 million from $908 million for the three months ended September 30, 2023, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $562 million increased $44 million from $518 million for the three months ended September 30, 2023, primarily due to higher technology expense and higher professional services expense, including higher acquisition-related transaction costs, partially offset by lower marketing and promotional expense.

Amortization and impairment of intangible assets of $89 million increased $50 million from $39 million for the three months ended September 30, 2023, primarily due to a $50 million previously described noncash impairment charge. Amortization and noncash impairment of intangible assets has been excluded from the Company’s “as adjusted” financial results.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Expense increased $693 million, or 8%, from the nine months ended September 30, 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense and general and administration expense. Expense for the nine months ended September 30, 2024 also included the noncash impairment charge of $50 million mentioned above.

Employee compensation and benefits expense of $4.7 billion increased $385 million from $4.3 billion for the nine months ended September 30, 2023, reflecting higher incentive compensation, primarily as a result of higher operating income and performance fees.

Sales, asset and account expense of $2.8 billion increased $136 million from $2.6 billion for the nine months ended September 30, 2023, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $1.6 billion increased $119 million from $1.5 billion for the nine months ended September 30, 2023, primarily due to higher technology and professional services expense, including higher acquisition-related transaction costs in the current year.

Amortization and impairment of intangible assets of $166 million increased $53 million from $113 million for the nine months ended September 30, 2023, primarily due to the previously described $50 million noncash impairment charge. Amortization and noncash impairment of intangible assets has been excluded from the Company’s “as adjusted” financial results.

See Non-GAAP Financial Measures for further information on as adjusted items. See Note 10, Intangible Assets, in the notes to the condensed consolidated financial statements and Critical Accounting Policies and Estimates for further information on the impairment charge.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Nonoperating income (expense), GAAP basis	$259	$171	$693	$538
Less: Net income (loss) attributable to NCI	60	(9)	152	60
Nonoperating income (expense), net of NCI	199	180	541	478
Less: Hedge gain (loss) on deferred cash compensation plans(1)	9	(4)	47	29
Nonoperating income (expense), net of NCI, as adjusted(2)	$190	$184	$494	$449

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net gain (loss) on investments, net of NCI
Private equity	$9	$91	$32	$281
Real assets	13	3	19	11
Other alternatives(3)	9	22	33	32
Other investments(4)	20	46	85	51
Hedge gain (loss) on deferred cash compensation plans(1)	9	(4)	47	29
Subtotal	60	158	216	404
Other income/gain (expense/loss)(5)	57	(35)	142	(30)
Total net gain (loss) on investments, net of NCI	117	123	358	374
Interest and dividend income	236	139	555	314
Interest expense	(154)	(82)	(372)	(210)
Net interest income (expense)	82	57	183	104
Nonoperating income (expense), net of NCI	199	180	541	478
Less: Hedge gain (loss) on deferred cash compensation plans(1)	9	(4)	47	29
Nonoperating income (expense), net of NCI, as adjusted(2)	$190	$184	$494	$449

(1)
Amount relates to the gain (loss) from economically hedging BlackRock's deferred cash compensation plans.
(2)
Management believes nonoperating income (expense), net of NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures.
(3)
Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)
Amounts primarily include net gains (losses) related to BlackRock's seed investment portfolio, net of the impact of certain hedges.
(5)
Amounts for the three and nine months ended September 30, 2024 include a pre-tax gain of approximately $66 million in connection with the EquiLend Transaction. Amount for the nine months ended September 30, 2024 includes a noncash pre-tax gain in connection with the SpiderRock Transaction of approximately $19 million. In addition, amounts for the three and nine months ended September 30, 2024, include earnings (losses) from certain equity method minority investments, which the Company recorded within nonoperating income (expense) beginning in the first quarter of 2024 and noncash pre-tax gains (losses) related to the revaluation of certain minority investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Operating income(1)	$2,006	$1,637	$5,499	$4,690	$2,128	$1,691	$5,784	$4,877
Total nonoperating income (expense)(1)(2)	$199	$180	$541	$478	$190	$184	$494	$449
Income before income taxes(2)	$2,205	$1,817	$6,040	$5,168	$2,318	$1,875	$6,278	$5,326
Income tax expense	$574	$213	$1,341	$1,041	$603	$233	$1,540	$1,085
Effective tax rate	26.0%	11.7%	22.2%	20.1%	26.0%	12.4%	24.5%	20.4%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2024. Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the nine months ended September 30, 2024 income tax expense included $13 million of net discrete tax benefits, including a benefit related to stock-based compensation awards that vested in 2024.

The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar One” and “Pillar Two” Framework). European Union member states adopted, or plan to adopt, laws implementing the OECD’s minimum tax rules under the Pillar Two Framework effective starting in 2024. Several other countries, including the United Kingdom ("UK"), have changed or are considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which BlackRock does business have and may continue to change, and any such changes could increase its tax liabilities. The Pillar Two Framework did not have a material impact on BlackRock’s condensed consolidated financial statements for the three and nine months ended September 30, 2024 and the Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

2023. Income tax expense for the three months ended September 30, 2023 included approximately $223 million of discrete tax benefits related to the resolution of certain outstanding tax matters.

Income tax expense for the nine months ended September 30, 2023 included approximately $185 million of discrete tax net benefits primarily related to the resolution of certain outstanding tax matters and $41 million of discrete tax benefits related to stock-based compensation awards that vested in 2023.

STATEMENT OF FINANCIAL CONDITION OVERVIEW

As Adjusted Statement of Financial Condition

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and consolidated sponsored investment products ("CIPs").

The Company presents the as adjusted statement of financial condition as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or NCI that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted statement of financial condition, which contains non-GAAP financial measures, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company that is a registered life insurance company in the UK, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral obtained under BlackRock Life Limited securities lending arrangements for which it has legal title as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2023 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents, or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	September 30, 2024
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$14,037	$—	$180	$13,857
Accounts receivable	4,385	—	—	4,385
Investments	10,539	—	2,451	8,088
Separate account assets and collateral held under securities lending agreements	63,044	63,044	—	—
Operating lease right-of-use assets	1,434	—	—	1,434
Other assets(3)	5,578	—	97	5,481
Subtotal	99,017	63,044	2,728	33,245
Goodwill and intangible assets, net	33,799	—	—	33,799
Total assets	$132,816	$63,044	$2,728	$67,044
Liabilities
Accrued compensation and benefits	$2,074	$—	$—	$2,074
Accounts payable and accrued liabilities	1,449	—	—	1,449
Borrowings	12,370	—	—	12,370
Separate account liabilities and collateral liabilities under securities lending agreements	63,044	63,044	—	—
Deferred income tax liabilities(4)	3,385	—	—	3,385
Operating lease liabilities	1,809	—	—	1,809
Other liabilities	5,061	—	345	4,716
Total liabilities	89,192	63,044	345	25,803
Equity
Total BlackRock, Inc. stockholders’ equity	41,178	—	—	41,178
Noncontrolling interests	2,446	—	2,383	63
Total equity	43,624	—	2,383	41,241
Total liabilities and equity	$132,816	$63,044	$2,728	$67,044

(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2024 included $180 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2024). Accounts receivable at September 30, 2024 increased $469 million from December 31, 2023, primarily due to higher base fee receivables. Investments at September 30, 2024 increased $799 million from December 31, 2023 (for more information see Investments herein). Goodwill and intangible assets at September 30, 2024 increased $17 million from December 31, 2023, primarily due to the SpiderRock Transaction, partially offset by amortization of intangible assets and a $50 million noncash impairment charge related to certain indefinite-lived intangible assets. Other assets at September 30, 2024 increased $618 million from December 31, 2023, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at September 30, 2024 decreased $319 million from December 31, 2023, primarily due to 2023 incentive compensation cash payments in the first quarter of 2024, partially offset by 2024 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2024 increased $209 million from December 31, 2023, primarily due to higher interest on borrowings and increased accruals. Other liabilities at September 30, 2024 increased $587 million from December 31, 2023, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at September 30, 2024 decreased $121 million from December 31, 2023, primarily due to the effects of temporary differences associated with the intellectual property reorganization and capitalized costs, partially offset by stock-based compensation.

Investments

The Company’s investments were $10.5 billion and $9.7 billion at September 30, 2024 and December 31, 2023, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the economic portion of investments that is owned by the Company as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred cash compensation investments and hedged exposures, to reflect another helpful measure for investors. The economic impact of investments held pursuant to deferred cash compensation plans is substantially offset by a change in associated compensation expense, and the impact of the portfolio of seed investments is mitigated by futures entered into as part of the Company's macro hedging strategy. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

	September 30,	December 31,
(in millions)	2024	2023
Investments, GAAP	$10,539	$9,740
Investments held by CIPs	(6,642)	(5,977)
Net interest in CIPs(1)	4,191	4,111
Investments, as adjusted	8,088	7,874
Investments related to deferred cash compensation plans	(183)	(264)
Hedged exposures	(1,799)	(1,771)
Federal Reserve Bank stock	(93)	(92)
Carried interest	(1,991)	(1,975)
Total “economic” investment exposure(2)	$4,022	$3,772

(1)
Amounts include $1.9 billion of carried interest (VIEs) at both September 30, 2024 and December 31, 2023, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in millions)	2024	2023
Equity/Fixed income/Multi-asset(1)	$3,148	$2,786
Alternatives:
Private equity	1,233	1,491
Real assets	566	509
Other alternatives(2)	874	757
Alternatives subtotal	2,673	2,757
Hedged exposures	(1,799)	(1,771)
Total “economic” investment exposure	$4,022	$3,772

(1)
Amounts include seed investments in equity, fixed-income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2024 was as follows:

(in millions)	Nine Months Ended September 30,
Investments, as adjusted, beginning balance	$7,874
Purchases/capital contributions	1,656
Sales/maturities	(1,366)
Distributions(1)	(403)
Market appreciation(depreciation)/earnings from equity method investments	295
Carried interest capital allocations/(distributions)	16
Other(2)	16
Investments, as adjusted, ending balance	$8,088

(1)
Amount includes distributions representing return of capital and return on investments.
(2)
Amount includes the impact of foreign exchange movements.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of CIPs

The condensed consolidated statements of cash flows include the cash flows of the CIPs. The Company uses an adjusted cash flow statement, which excludes the impact of CIPs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the CIPs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465
Net cash provided by/(used in) operating activities	2,338	(1,948)	4,286
Net cash provided by/(used in) investing activities	67	(98)	165
Net cash provided by/(used in) financing activities	2,814	1,938	876
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	—	82
Net increase/(decrease) in cash, cash equivalents and restricted cash	5,301	(108)	5,409
Cash, cash equivalents and restricted cash, September 30, 2024	$14,054	$180	$13,874

Sources of BlackRock’s operating cash primarily include base fees and securities lending revenue, performance fees, technology services revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends and repurchases of the Company’s stock, acquisitions, capital expenditures and purchases of co-investments and seed investments.

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the condensed consolidated statements of cash flows contained in Part I, Item 1 of this filing.

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue, performance fees and technology services revenue, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive and deferred cash compensation accrued during prior years, and income tax payments.

Cash flows provided by investing activities, excluding the impact of CIPs, for the nine months ended September 30, 2024 were $165 million, primarily reflecting $344 million of distributions of capital from equity method investees and $60 million of net proceeds from sales and maturities of investments, partially offset by $165 million of purchases of property and equipment and $74 million related to the SpiderRock Transaction.

Cash flows provided by financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2024 were $876 million, primarily resulting from $5.5 billion of proceeds from long-term borrowings related to the issuance of senior notes to fund a portion of the cash consideration for the GIP Transaction and the Preqin Transaction, partially offset by $2.3 billion of cash dividend payments, $1.5 billion of share repurchases, including $1.2 billion in open market transactions and $0.3 billion of employee tax withholdings related to employee stock transactions, and $1.0 billion of repayment of borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents(1)	$14,037	$8,736
Cash and cash equivalents held by CIPs(2)	(180)	(288)
Subtotal(3)	13,857	8,448
Credit facility – undrawn	5,400	5,000
Total liquidity resources	$19,257	$13,448

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 70% and 50% at September 30, 2024 and December 31, 2023, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $5.8 billion during the nine months ended September 30, 2024, primarily reflecting $4.5 billion of net proceeds from long-term borrowings and cash flows from operating activities, partially offset by cash dividend payments of $2.3 billion, share repurchases of $1.5 billion and $74 million related to the SpiderRock Transaction.

A significant portion of the Company’s $8.1 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the nine months ended September 30, 2024, the Company repurchased 1.6 million common shares under the Company’s existing share repurchase program for approximately $1.2 billion. At September 30, 2024, there were approximately 4.2 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

Net Capital Requirements. The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept deposits or make commercial loans and whose powers are limited to trust and other fiduciary activities. BTC provides investment management and other fiduciary services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the US Office of the Comptroller of the Currency.

At September 30, 2024 and December 31, 2023, the Company was required to maintain approximately $2.0 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 Credit Facility”). In March 2024, the 2024 Credit Facility was amended to, among other things, (1) permit the GIP Transaction and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. In May 2024, the 2024 Credit Facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 Credit Facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2024. At September 30, 2024, the Company had no amount outstanding under the 2024 Credit Facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 Credit Facility. At September 30, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at September 30, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

March 2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds were used to fund a portion of the cash consideration for the GIP Transaction, which closed in October 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, which commenced on September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of March 2024 Notes.

July 2024 Notes. In July 2024, BlackRock Funding issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the Preqin Transaction, which is anticipated to close in the first quarter of 2025, subject to regulatory approvals and other customary closing conditions. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”, and together with the March 2024 Notes Guarantee, the "Notes Guarantees") on a senior unsecured basis by BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. Interest on the 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

References in this section to BlackRock or the Company for any period (1) prior to the closing of the GIP Transaction on October 1, 2024 refer to BlackRock Finance, Inc. (formerly BlackRock, Inc. or Old BlackRock) and (2) thereafter refer to BlackRock, Inc. (formerly BlackRock Funding, Inc. or New BlackRock).

At September 30, 2024, the principal amount of long-term notes outstanding was $12.5 billion. See Note 14, Borrowings, in the 2023 Form 10-K for more information on overall borrowings outstanding as of December 31, 2023.

During the nine months ended September 30, 2024, the Company paid approximately $228 million of interest on long-term notes. Future principal repayments and interest requirements at September 30, 2024 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2024	$—	$58	$58
2025(1)	781	471	1,252
2026	—	461	461
2027	1,500	450	1,950
2028	—	402	402
2029	1,500	374	1,874
Thereafter	8,700	4,235	12,935
Total	$12,481	$6,451	$18,932

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of September 30, 2024.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

Supplemental Guarantor Information

BlackRock Funding was a wholly owned direct subsidiary of BlackRock formed in connection with the GIP Transaction. BlackRock Funding is the issuer of the previously described March 2024 Notes and July 2024 Notes (collectively the "2024 Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by BlackRock. The 2024 Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. No other subsidiary of BlackRock or BlackRock Funding guarantees the 2024 Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and BlackRock will be released from all obligations in its capacity as guarantor, in certain circumstances as described in the indentures governing the 2024 Notes. See Note 13, Borrowings, in the notes to the condensed consolidated financial statements for further information on the 2024 Notes.

As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, BlackRock has excluded summarized financial information for BlackRock Funding in this Quarterly Report on Form 10-Q because the combined assets, liabilities, and results of operations of BlackRock Funding for the period were not materially different than the corresponding amounts in BlackRock’s condensed consolidated financial statements for such quarter and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

On October 1, 2024, in connection with the closing of the GIP Transaction, BlackRock, Inc. (formerly known as BlackRock Funding, Inc.) ("New BlackRock") became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock"), GIP and their respective subsidiaries. See Overview — Acquisitions for additional information. As a result of this reorganization, the Company will present summarized financial information of New BlackRock and Old BlackRock (together with the New BlackRock, the "Obligor Group") on a combined basis as of December 31, 2024 and for the period from October 1, 2024 to December 31, 2024, beginning with Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Commitments and Contingencies

Investment Commitments. At September 30, 2024, the Company had $757 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies as well as recent accounting developments, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2023 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of September 30, 2024, the Company was deemed to be the PB of approximately 110 VIEs, which are BlackRock sponsored investment products. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements. The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 7, Fair Value Disclosures, in the notes to the condensed consolidated financial statements for more information on fair value measurements.

Intangible Assets

Indefinite-lived and finite-lived intangibles. Indefinite-lived intangible assets represent the value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds, collective trust funds and certain other commingled products without a specified termination date. The Company performs assessments to determine if any intangible assets are impaired at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible assets might be impaired.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock performs certain quantitative assessments and assessed various significant quantitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other qualitative factors including: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (2) industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (3) Company-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset, which is generally determined using an income approach, is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

The Company performed its annual impairment assessment, including evaluating various qualitative factors and performing certain quantitative assessments, as of July 31, 2024. Based on this assessment, the Company determined that the indefinite-lived intangible assets related to certain acquired open-end management contracts were impaired, and as a result, recorded a noncash impairment charge of $50 million, included within amortization and impairment of intangible assets expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2024. The impairment was primarily the result of a decrease in certain quantitative factors, including reduced growth expectation, lower revenue basis points and net client outflows, which caused the fair value to decline below its carrying value. While the Company believes all assumptions utilized in the analysis are reasonable and appropriate, changes in these estimates could produce different fair value amounts, which could drive additional impairment in future periods. In addition, the Company determined, that no impairment charges were required for any other intangible assets, and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts ("SMAs"). These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

Performance fees, including carried interest, are generated on certain management contracts when performance hurdles are achieved. Such performance fees are recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2024 and December 31, 2023, the Company had $2.0 billion and $1.8 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2024, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks. As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments (or commitments to invest) to be made by the Company, requiring, among other things, that certain investments be referred to the Board of Directors, depending on the circumstances, for notification or approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.8 billion at both September 30, 2024 and December 31, 2023.

At September 30, 2024, approximately $6.6 billion of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.0 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At September 30, 2024, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.9 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $194 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2024, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.1 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $53 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.2 billion at September 30, 2024. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $115 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2024, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.2 billion, with expiration dates primarily in October 2024. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At September 30, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $210 million, with expiration dates during the fourth quarter of 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 14, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2023 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 July 31, 2024	154,024	$845.08	147,472	4,469,433
August 1, 2024 through August 31, 2024	271,074	$864.97	264,884	4,204,549
September 1, 2024 through September 30, 2024	28,203	$889.21	23,610	4,180,939
Total	453,301	$859.72	435,966

(1)
Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock unit awards and purchases made by the Company as part of the share repurchase program that the Company announced in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 7.9 million shares of BlackRock common stock.

Item 6. Exhibits

Exhibit No.	Description

4.1(1)	Second Supplemental Indenture, dated July 26, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee

4.2(1)	Form of Note for the 4.600% Notes due 2027

4.3(1)	Form of Note for the 4.900% Notes due 2035

4.4(1)	Form of Note for the 5.350% Notes due 2055

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to BlackRock's Current Report on Form 8-K filed on July 26, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: November 6, 2024		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)