Form 10-K
period 2024-12-31
BlackRock, Inc.
filed 2025-02-25
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 001-42297

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-1116001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, New York, NY 10001

(Address of Principal Executive Offices)

(212) 810-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	BLK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2024 was approximately $118 billion.

As of January 31, 2025, there were 155,253,443 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2025 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $11.6 trillion of assets under management (“AUM”) at December 31, 2024. With approximately 21,100 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide. On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction"). As a result of the closing of the GIP Transaction, BlackRock, Inc. (formerly known as BlackRock Funding, Inc. ("BlackRock Funding")) (“New BlackRock”) became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) (“Old BlackRock”), GIP and their respective subsidiaries. See Note 1, Business Overview and Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 for additional information.

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over 80% of its Board of Directors consisting of independent directors.

Management seeks to deliver value for stockholders over time by, among other things, capitalizing on BlackRock’s differentiated competitive position, including:

•
the Company’s longstanding model of client choice, through which it offers a wide range of index, active, private markets, and whole portfolio solutions across broad markets, themes, regions, and investment styles;
•
the Company's focus on strong investment performance, seeking the best risk-adjusted returns for client portfolios, within the mandates given by clients, to help them meet their investment objectives;
•
the Company's research, data and analytics, which are at the center of BlackRock's investment approach and processes. They inform BlackRock's pursuit of the best risk-adjusted returns, and underpin product creation and innovation;
•
the Company’s global reach and commitment to best practices around the world, with approximately 59% of employees outside the United States (“US”) serving clients locally and supporting local investment capabilities. Approximately 35% of total AUM is managed for clients domiciled outside the US;
•
the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and industry trends including the secular shift to ETFs; growing allocations to private markets, such as infrastructure and private credit; increasing demand for outsourcing and whole portfolio solutions using index, active and private markets products; anticipated re-allocations to fixed income; demand for high-performing active strategies; interest in sustainable investment strategies; and a continued focus on income and retirement; and
•
the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, and Cachematrix. This commitment is further extended by minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Securitize, Upvest, Avaloq, Human Interest, Circle, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital.

BlackRock operates in a global marketplace impacted by changing market dynamics and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in Aladdin and other technology products and services. New business efforts depend on BlackRock’s ability to achieve clients’ investment objectives, in a manner consistent with their risk preferences, to deliver excellent client service and to innovate in technology to serve clients’ evolving needs. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain qualified professionals is critical to the Company’s long-term success.

Financial Highlights

(in millions, except per share data)
GAAP:	2024	2023	2022	2021	2020
Total revenue	$20,407	$17,859	$17,873	$19,374	$16,205
Operating income	$7,574	$6,275	$6,385	$7,450	$5,695
Operating margin	37.1%	35.1%	35.7%	38.5%	35.1%
Nonoperating income (expense)(1)	$578	$706	$89	$419	$475
Net income attributable to BlackRock, Inc.	$6,369	$5,502	$5,178	$5,901	$4,932
Diluted earnings per common share	$42.01	$36.51	$33.97	$38.22	$31.85

(in millions, except per share data)
As adjusted(2):	2024	2023	2022	2021	2020
Operating income	$8,110	$6,593	$6,711	$7,747	$6,433
Operating margin	44.5%	41.7%	42.8%	46.8%	46.0%
Nonoperating income (expense)(1)	$533	$648	$89	$419	$353
Net income attributable to BlackRock, Inc.	$6,612	$5,692	$5,391	$6,254	$5,352
Diluted earnings per common share	$43.61	$37.77	$35.36	$40.51	$34.57
(1)
Net of net income (loss) attributable to noncontrolling interests (redeemable and nonredeemable).
(2)
BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for all prior periods to reflect the inclusion of such new adjustments. In addition, beginning in the first quarter of 2023, BlackRock updated the definitions of its non-GAAP financial measures to exclude the impact of market valuation changes on certain deferred cash compensation plans which the Company began economically hedging in 2023. For further information on non-GAAP financial measures and for as adjusted items for 2024 and 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures. For further information on non-GAAP financial measures and for as adjusted items for 2022, 2021 and 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Assets Under Management

The Company’s AUM by product type for the years 2020 through 2024 is presented below.

	December 31,
(in millions)	2024	2023	2022	2021	2020	5-Year CAGR(1)
Equity	$6,310,191	$5,293,344	$4,435,354	$5,342,360	$4,419,806	11%
Fixed income	2,905,669	2,804,026	2,536,823	2,822,041	2,674,488	5%
Multi-asset	992,921	870,804	684,904	816,494	658,733	12%
Alternatives	421,807	275,984	266,210	264,881	235,042	19%
Long-term	10,630,588	9,244,158	7,923,291	9,245,776	7,988,069	9%
Cash management	920,663	764,837	671,194	755,057	666,252	11%
Advisory	—	—	—	9,310	22,359	—
Total	$11,551,251	$10,008,995	$8,594,485	$10,010,143	$8,676,680	9%
(1)
Percentage represents compound annual growth rate (“CAGR”) over a five-year period (December 31, 2019 – December 31, 2024).

Component changes in AUM by product type for the five years ended December 31, 2024 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2024
Equity	$3,820,329	$469,857	$45,398	$2,134,992	$(160,385)	$6,310,191
Fixed income	2,315,392	944,834	—	(220,628)	(133,929)	2,905,669
Multi-asset	568,121	276,730	—	180,410	(32,340)	992,921
Alternatives	178,072	116,114	72,051	60,258	(4,688)	421,807
Long-term	6,881,914	1,807,535	117,449	2,155,032	(331,342)	10,630,588
Cash management	545,949	361,995	—	19,205	(6,486)	920,663
Advisory	1,770	(2,423)	—	636	17	—
Total	$7,429,633	$2,167,107	$117,449	$2,174,873	$(337,811)	$11,551,251
(1)
Amounts include the following: (a) net AUM from the acquisition of Aperio Group, LLC (“Aperio Transaction”) in February 2021, (b) net AUM from the acquisition of Kreos Capital (the “Kreos Transaction”) in August 2023, (c) net AUM from the acquisition of SpiderRock Advisors (the "SpiderRock Transaction") in May 2024 and (d) net AUM from the GIP Transaction in October 2024.

AUM represents the broad range of financial assets managed for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset value). Reported AUM does not include assets for which BlackRock provides risk management or other forms of nondiscretionary advice, or assets that the Company is retained to manage on a short-term, temporary basis.

Investment management fees are typically earned as a percentage of AUM. BlackRock also earns performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, the Company also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and other technology services, to institutional investors and wealth management intermediaries. Revenue for these services may be based on several criteria including value of positions, number of users, implementation go-lives and software solution delivery and support.

At December 31, 2024, total AUM was $11.6 trillion, representing a CAGR of 9% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including the net AUM impact from the Aperio Transaction, which added $41 billion of AUM in February 2021, the Kreos Transaction, which added $2 billion of AUM in August 2023, the SpiderRock Transaction, which added $4 billion of AUM in May 2024, and the GIP Transaction, which added $70 billion of AUM in October 2024. BlackRock's AUM mix encompasses a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style, and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Investment Style	Client Region
• Retail	• Equity	• Active	• Americas
• ETFs	• Fixed Income	• Index and ETFs	• Europe, the Middle East and Africa (“EMEA”)
• Institutional	• Multi-asset		• Asia-Pacific
• Alternatives
• Cash Management

Client Type

BlackRock serves a diverse mix of institutional and retail clients across the globe, with a regionally focused business model. BlackRock leverages the benefits of scale across global investment, risk and technology platforms while at the same time using local distribution presence to deliver solutions for clients. Furthermore, the Company's structure facilitates strong teamwork globally across both functions and regions in order to enhance BlackRock's ability to leverage best practices to serve our clients and continue to develop our talent.

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

ETFs are a growing component of both institutional and retail client portfolios. However, as ETFs are traded on exchanges, complete transparency on the ultimate end-investor is unavailable. Therefore, ETFs are presented as a separate client type below, with investments in ETFs by institutions and retail clients excluded from figures and discussions in their respective sections.

AUM by investment style and client type at December 31, 2024 is presented below.

(in millions)	Retail	ETFs	Institutional	Total
Active	$733,907	$—	$2,136,749	$2,870,656
Non-ETF index	281,920	—	3,247,637	3,529,557
ETFs	—	4,230,375	—	4,230,375
Long-term	1,015,827	4,230,375	5,384,386	10,630,588
Cash management	12,247	—	908,416	920,663
Total	$1,028,074	$4,230,375	$6,292,802	$11,551,251

Retail

BlackRock serves retail investors globally through a wide array of products across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions, digital distribution tools and a shift toward portfolio construction are increasing the number of financial advisors and end-retail investors using BlackRock products.

Retail represented 10% of long-term AUM at December 31, 2024 and 28% of long-term investment advisory and administration fees (collectively “base fees”) and securities lending revenue for 2024.

ETFs have a significant retail component but are shown separately below. With the exclusion of ETFs, the majority of retail AUM is comprised of active mutual funds. In the aggregate, active and index mutual funds totaled $738 billion, or approximately 75%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. Approximately 70% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2024
Equity	$435,734	$15,285	$4,074	$54,257	$(4,232)	$505,118
Fixed income	312,799	11,671	—	1,483	(7,312)	318,641
Multi-asset	139,537	(2,328)	—	14,420	(651)	150,978
Alternatives	41,627	(261)	—	69	(345)	41,090
Total	$929,697	$24,367	$4,074	$70,229	$(12,540)	$1,015,827
(1)
Amounts include AUM attributable to the SpiderRock Transaction.

The retail client base is diversified geographically, with 70% of long-term AUM managed for investors based in the Americas, 25% in EMEA and 5% in Asia-Pacific at year-end 2024.

•
US retail long-term net inflows of $19 billion were driven by $9 billion of net inflows into both fixed income and equity. Fixed income net inflows were primarily into active mutual funds, while equity net inflows reflected demand for Aperio, BlackRock’s customized index equity solution.
•
International retail long-term net inflows of $6 billion reflected equity and fixed income net inflows of $6 billion and $2 billion, respectively. Equity net inflows were driven by wealth outsourcing solutions, and fixed income inflows were led by active mutual funds.

ETFs

BlackRock is the leading ETF provider in the world with $4.2 trillion of iShares ETF AUM as of December 31, 2024. BlackRock generated ETF net inflows of $390 billion in 2024. The Company offers both index-tracking ETFs, which seek to replicate the performance of a specific index, and active ETFs. Active ETFs are managed by professional portfolio managers who actively select and adjust the fund’s holdings in an effort to outperform the market, deliver a specific outcome or gain exposure to hard-to-index markets.

Equity ETF net inflows of $236 billion were driven by flows into core ETFs, as well as continued client use of BlackRock’s broad-based precision exposure ETFs to express risk preferences and make tactical allocation changes. Fixed income ETF net inflows of $112 billion were diversified across exposures, led by flows into treasury, core and corporate credit ETFs. Alternative ETFs had net inflows of $41 billion, driven by the launch of cryptocurrency exchange-traded products (“ETPs”) in the year.

ETFs represented 40% of long-term AUM at December 31, 2024 and 45% of long-term base fees and securities lending revenue for 2024.

Component changes in ETFs AUM for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Market change	FX impact	December 31, 2024
Equity	$2,532,631	$236,357	$359,322	$(21,912)	$3,106,398
Fixed income	898,403	112,341	(16,291)	(8,801)	985,652
Multi-asset	9,140	1,025	841	(272)	10,734
Alternatives(1)	59,125	40,710	27,919	(163)	127,591
Total	$3,499,299	$390,433	$371,791	$(31,148)	$4,230,375
(1)
Amounts include cryptocurrency and commodity ETFs and ETPs.

BlackRock’s ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•
US ETF* AUM ended 2024 at $3.1 trillion with $280 billion of net inflows, led by net inflows into core equity, fixed income, cryptocurrency and other precision exposure ETFs.
•
International ETF* AUM ended 2024 at $1.1 trillion with $110 billion of net inflows, diversified across product categories, and led by net inflows into core equity, fixed income and precision exposure ETFs.

* Regional ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2024
Active:
Equity	$186,688	$5,380	$—	$30,876	$(4,096)	$218,848
Fixed income	836,823	(2,843)	—	16,885	(10,537)	840,328
Multi-asset	717,182	54,887	—	72,798	(16,828)	828,039
Alternatives	171,980	7,023	69,875	3,618	(2,962)	249,534
Active subtotal	1,912,673	64,447	69,875	124,177	(34,423)	2,136,749
Index:
Equity	2,138,291	(31,454)	—	420,860	(47,870)	2,479,827
Fixed income	756,001	42,500	—	(5,068)	(32,385)	761,048
Multi-asset	4,945	(1,906)	—	204	(73)	3,170
Alternatives	3,252	234	—	165	(59)	3,592
Index subtotal	2,902,489	9,374	—	416,161	(80,387)	3,247,637
Total	$4,815,162	$73,821	$69,875	$540,338	$(114,810)	$5,384,386
(1)
Amounts include AUM attributable to the GIP Transaction.

Institutional active AUM ended 2024 at $2.1 trillion, reflecting $64 billion of net inflows, driven by the funding of several significant outsourcing mandates and continued growth in BlackRock's LifePath® target-date and private markets platforms.

Multi-asset net inflows of $55 billion reflected continued growth from significant pension outsourcing mandates and LifePath target-date offerings. Fixed income net outflows of $3 billion were impacted by an approximately $20 billion active fixed income redemption in the second quarter from a large insurance client linked to M&A activity. Equity net inflows of $5 billion were primarily into quantitative equity strategies.

Alternatives net inflows of $7 billion were led by infrastructure, private credit and private equity. Excluding return of capital and investment of $13 billion, alternatives net inflows were $20 billion. At year-end, BlackRock had approximately $45 billion of non-fee paying, unfunded, uninvested commitments to deploy for institutional clients, which is not included in AUM.

Institutional active represented 20% of long-term AUM and 21% of long-term base fees and securities lending revenue for 2024.

Institutional index AUM totaled $3.2 trillion at December 31, 2024, reflecting $9 billion of net inflows, driven by fixed income.

Institutional index represented 30% of long-term AUM and 6% of long-term base fees and securities lending revenue for 2024.

The Company’s institutional clients consist of the following:

•
Pensions, Foundations and Endowments BlackRock is among the world’s largest managers of pension plan assets with $3.4 trillion, or 63%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2024. The market landscape continues to shift from defined benefit to defined contribution, and BlackRock's defined contribution channel represented $1.7 trillion of total pension AUM. BlackRock remains well positioned for the ongoing evolution of the defined contribution market and demand for outcome-oriented investments. An additional $90 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.
•
Official Institutions BlackRock managed $294 billion, or 5%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2024.
•
Financial and Other Institutions BlackRock is a top independent manager of assets for insurance companies, which accounted for $695 billion, or 13%, of long-term institutional AUM at year-end 2024. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $890 billion, or 17%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by client type and product type for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2024
Retail:
Equity	$435,734	$15,285	$4,074	$54,257	$(4,232)	$505,118
Fixed income	312,799	11,671	—	1,483	(7,312)	318,641
Multi-asset	139,537	(2,328)	—	14,420	(651)	150,978
Alternatives	41,627	(261)	—	69	(345)	41,090
Retail subtotal	929,697	24,367	4,074	70,229	(12,540)	1,015,827
ETFs:
Equity	2,532,631	236,357	—	359,322	(21,912)	3,106,398
Fixed income	898,403	112,341	—	(16,291)	(8,801)	985,652
Multi-asset	9,140	1,025	—	841	(272)	10,734
Alternatives	59,125	40,710	—	27,919	(163)	127,591
ETFs subtotal	3,499,299	390,433	—	371,791	(31,148)	4,230,375
Institutional:
Active:
Equity	186,688	5,380	—	30,876	(4,096)	218,848
Fixed income	836,823	(2,843)	—	16,885	(10,537)	840,328
Multi-asset	717,182	54,887	—	72,798	(16,828)	828,039
Alternatives	171,980	7,023	69,875	3,618	(2,962)	249,534
Active subtotal	1,912,673	64,447	69,875	124,177	(34,423)	2,136,749
Index:
Equity	2,138,291	(31,454)	—	420,860	(47,870)	2,479,827
Fixed income	756,001	42,500	—	(5,068)	(32,385)	761,048
Multi-asset	4,945	(1,906)	—	204	(73)	3,170
Alternatives	3,252	234	—	165	(59)	3,592
Index subtotal	2,902,489	9,374	—	416,161	(80,387)	3,247,637
Institutional subtotal	4,815,162	73,821	69,875	540,338	(114,810)	5,384,386
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588
Cash management	764,837	152,730	—	10,606	(7,510)	920,663
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251
(1)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.

Long-term product offerings include active and index strategies. BlackRock's active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile and leverage fundamental research and quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index products include both BlackRock's non-ETF index products and iShares ETFs.

Although many clients use both active and index strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class or may use a combination of index strategies to target active returns. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. Net flows in institutional index products generally have a small impact on BlackRock’s revenues and earnings.

Equity

Year-end 2024 equity AUM totaled $6.3 trillion, reflecting net inflows of $226 billion. Net inflows included ETF net inflows of $236 billion, partially offset by net outflows of $6 billion and $4 billion from active and non-ETF index, respectively.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international market strategies, including emerging markets, which tend to have higher fee rates than US equity strategies. Accordingly, fluctuations in international equity markets, which may not consistently move in tandem with US markets, have a greater impact on BlackRock’s equity revenues and effective fee rate.

Equity represented 60% of long-term AUM and 54% of long-term base fees and securities lending revenue for 2024.

Fixed Income

Fixed income AUM ended 2024 at $2.9 trillion, reflecting net inflows of $164 billion. Net inflows included $112 billion, $42 billion and $9 billion into ETFs, non-ETF index and active, respectively. Fixed income ETF net inflows of $112 billion reflected the benefit of BlackRock's diverse product offering and included strong flows into treasury, core and corporate credit ETFs.

Fixed income represented 27% of long-term AUM and 25% of long-term base fees and securities lending revenue for 2024.

Multi-Asset

BlackRock manages a variety of multi-asset funds and bespoke mandates for a diversified client base that leverages the Company's broad investment expertise in global equities, bonds, and private markets, and the Company's extensive risk management capabilities. Investment solutions may include a combination of long-only portfolios and private markets investments as well as tactical asset allocation overlays.

Multi-asset represented 9% of long-term AUM and 8% of long-term base fees and securities lending revenue for 2024.

Component changes in multi-asset AUM for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Market change	FX impact	December 31, 2024
Target date/risk	$489,136	$30,388	$66,679	$(4,661)	$581,542
Asset allocation and balanced	246,127	21,494	16,428	(6,920)	277,129
Fiduciary	135,541	(204)	5,156	(6,243)	134,250
Total	$870,804	$51,678	$88,263	$(17,824)	$992,921

Multi-asset net inflows reflected ongoing institutional demand for BlackRock's solutions-based advice with $53 billion of net inflows coming from institutional clients, including the funding of several significant outsourcing mandates. Defined contribution plans remained a significant driver of flows and contributed $24 billion to institutional multi-asset net inflows in 2024, primarily into target date and target risk product offerings.

The Company’s multi-asset strategies include the following:

•
Target date and target risk strategies generated net inflows of $30 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 81% of AUM. Flows were driven by defined contribution investments across BlackRock's LifePath franchise, including BlackRock's LifePath Paycheck offering launched in 2024. LifePath products utilize a proprietary active asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.
•
Asset allocation and balanced strategies generated $21 billion of net inflows. These strategies combine equity, fixed income and private markets components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flows in this category included pension outsourcing mandates that funded during the year. Flagship products also include BlackRock's Global Allocation and Multi-Asset Income fund families.
•
Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. The Company's alternatives products fall into three main categories — (1) private markets, (2) liquid alternatives, and (3) currency (including cryptocurrency) and commodities. Private markets include offerings in infrastructure, private credit, private equity, real estate and multi-alternative solutions. Liquid alternatives include offerings in direct hedge funds and hedge fund solutions (funds of funds).

In 2024, private markets generated $9 billion of net inflows, or $22 billion excluding return of capital / return on investment of $13 billion. The largest contributors to return of capital / return on investment were private equity, private credit and infrastructure. Net inflows were driven by infrastructure, private credit and private equity. At year-end, BlackRock had approximately $45 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Liquid alternatives saw net outflows of $3 billion driven by hedge fund solutions. Currency and commodities saw $41 billion of net inflows, primarily into cryptocurrency ETPs.

Private markets continue to see increasing allocations from institutional and wealth investors, and BlackRock’s highly diversified franchise is well positioned to continue to meet growing demand. The closing of the GIP transaction added $116 billion of client AUM and $70 billion of fee-paying AUM in October. In addition to GIP, the Company’s planned acquisitions of Preqin and HPS Investment Partners ("HPS"), each position its platform ahead of evolving client needs and structural industry trends. The private markets capabilities the Company expects to add through these transactions will allow it to serve clients even more comprehensively and position the Company to raise significant private capital.

Alternatives represented 4% of long-term AUM and 13% of long-term base fees and securities lending revenue for 2024.

Component changes in alternatives AUM for 2024 are presented in the table below.

(in millions)	December 31, 2023	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2024	Memo: return of capital/ investment(2)	Memo: committed capital(3)
Private markets:
Infrastructure	$35,701	$5,633	$69,875	$(586)	$(1,017)	$109,606	$(3,089)	$28,821
Private equity	35,208	771	—	490	(142)	36,327	(5,492)	6,986
Private credit	31,128	2,629	—	(620)	(712)	32,425	(3,209)	5,561
Real estate	27,558	314	—	(1,190)	(535)	26,147	(370)	630
Multi-alternatives	7,314	110	—	103	(58)	7,469	(713)	3,167
Total private markets	136,909	9,457	69,875	(1,803)	(2,464)	211,974	(12,873)	45,165
Liquid alternatives:
Direct hedge fund strategies	46,318	(28)	—	2,769	(285)	48,774	—	—
Hedge fund solutions	27,915	(2,581)	—	2,713	(431)	27,616	—	—
Total liquid alternatives	74,233	(2,609)	—	5,482	(716)	76,390	—	—
Currency and commodities(4)	64,842	40,858	—	28,092	(349)	133,443	—	—
Total	$275,984	$47,706	$69,875	$31,771	$(3,529)	$421,807	$(12,873)	$45,165
(1)
Amounts include AUM attributable to the GIP Transaction.
(2)
Return of capital/investment is included in outflows.
(3)
Amount represents client assets that are uninvested commitments, which are currently non-fee paying and are not included in AUM. These commitments are expected to generate fees and will be counted in AUM and flows as the capital is deployed over time.
(4)
Amounts include cryptocurrency and commodity ETFs and ETPs.

Private Markets

The Company’s private markets strategies include the following:

•
Infrastructure includes offerings across equity, debt and solutions, which totaled $110 billion in AUM. Net inflows were $6 billion, or $9 billion excluding return of capital / return on investment. In 2024, the GIP transaction added $70 billion to AUM.
•
Private Equity AUM of $36 billion included AUM of $28 billion in private equity solutions, and $8 billion in a direct private equity strategy. Private equity net inflows were $1 billion, or $6 billion excluding return of capital / return on investment.
•
Private Credit primarily represents direct lending, opportunistic and venture debt strategies, with AUM of $32 billion at December 31, 2024. Net inflows were $3 billion, or $6 billion excluding return of capital / return on investment. Private credit does not include private credit assets included in infrastructure and real estate debt, as well as assets in private placements and multi-strategy credit funds, which are reported within fixed income and multi-asset.
•
Real Estate had $26 billion in AUM at December 31, 2024.
•
Multi-Alternatives represents highly customized portfolios of alternative investments, with $7 billion in AUM at December 31, 2024.

Liquid Alternatives

The Company’s liquid alternatives products’ net outflows of $3 billion reflected redemptions from hedge fund solutions. Direct hedge fund strategies includes a variety of single- and multi-strategy offerings.

In addition, the Company manages $90 billion in liquid credit strategies which is included in active fixed income.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products, including cryptocurrency ETPs.

Currency and commodities products had $41 billion of net inflows, primarily from ETPs. Cryptocurrency and commodities ETPs represented $55 billion and $73 billion of AUM, respectively, and are not eligible for performance fees.

Cash Management

Cash management AUM totaled a record $921 billion at December 31, 2024, reflecting $153 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short-term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, euros, Swiss francs, New Zealand dollars or British pounds.

Client Region

BlackRock's footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver the Company's global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2024 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$4,377,383	$1,490,961	$441,847	$6,310,191
Fixed income	1,835,652	756,127	313,890	2,905,669
Multi-asset	715,826	212,174	64,921	992,921
Alternatives	287,347	99,946	34,514	421,807
Long-term	7,216,208	2,559,208	855,172	10,630,588
Cash management	645,638	259,850	15,175	920,663
Total	$7,861,846	$2,819,058	$870,347	$11,551,251

Component changes in AUM by client region for 2024 are presented below.

(in millions)	December 31, 2023	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2024
Americas	$6,728,310	$406,091	$71,308	$685,291	$(29,154)	$7,861,846
EMEA	2,478,810	207,459	112	203,851	(71,174)	2,819,058
Asia-Pacific	801,875	27,801	2,529	103,822	(65,680)	870,347
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251
(1)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.

Americas

Americas net inflows of $406 billion were driven by net inflows into equity, fixed income, cash, multi-asset, and cryptocurrency products of $139 billion, $108 billion, $90 billion, $23 billion, and $41 billion, respectively. During the year, BlackRock served clients through offices across the US as well as in Mexico, Canada, Brazil, Colombia, Chile, the Dominican Republic, and Peru.

The Americas represented 68% of total AUM and 65% of total base fees and securities lending revenue for 2024.

EMEA

EMEA net inflows of $207 billion were driven by equity, cash, fixed income, and multi-asset net inflows of $102 billion, $59 billion, $37 billion, and $9 billion, respectively, while alternatives added modest inflows. Offerings include fund families in the United Kingdom ("UK"), the Netherlands, Luxembourg and Dublin and ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 24% of total AUM and 29% of total base fees and securities lending revenue for 2024.

Asia-Pacific

Asia-Pacific net inflows of $28 billion were driven by fixed income and multi-asset net inflows of $20 billion and $19 billion, respectively. These were partially offset by equity net outflows of $16 billion. Clients in the Asia-Pacific region are served through offices in India, Singapore, Hong Kong, Japan, Australia, China, Taiwan, Korea and New Zealand.

Asia-Pacific represented 8% of total AUM and 6% of total base fees and securities lending revenue for 2024.

Investment Performance

Investment performance across active and index products as of December 31, 2024 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	69%	79%	82%
Tax-exempt	69%	42%	45%
Index AUM within or above applicable tolerance	97%	99%	98%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	47%	44%	64%
Systematic	93%	89%	93%
Index AUM within or above applicable tolerance	94%	99%	100%

Performance Notes

Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2024 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2024. The performance data does not include accounts terminated prior to December 31, 2024 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.
Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2024 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, and wealth management and digital distribution tools on a fee basis. Aladdin is the Company's proprietary technology platform, providing an end-to-end, SaaS solution for investment and risk management for both BlackRock and a growing number of institutional and retail investors around the world. BlackRock offers risk reporting capabilities via Aladdin Risk, as well as investment accounting capabilities. Aladdin Provider is a tool used by asset servicers, connecting them to the platform used by asset managers and owners to add operational efficiency. In 2019, BlackRock acquired eFront, a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios and risk across public and private asset classes on a single platform. eFront is offered to clients both as a standalone offering and as part of an integrated “Whole Portfolio” solution that provides transparency across clients’ public and private assets. Through the Company's Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

BlackRock offers a number of wealth management technology tools offering personalized digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include Aladdin Wealth, which provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities.

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, the Middle East, Asia, Africa and Australia.

Technology services revenue of $1.6 billion was up 8% year-over-year, and annual contract value (“ACV”) increased 12% year-over-year. ACV growth was driven by strong net sales of Aladdin in 2024, with over half of new client mandates spanning multiple Aladdin products. Aladdin assignments are typically long-term contracts that provide recurring revenue. At the end of any period, BlackRock generally has recurring revenue contracts in place for a large portion of total annual revenue. BlackRock measures the fees related to these agreements and refers to this as ACV. For further information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.

Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global platform and multi-asset risk solutions across public and private markets. Approximately 25% of Aladdin’s revenue was denominated in non-US currencies. In addition, while Aladdin is a multi-asset system, the majority of positions managed on the platform are fixed income. Revenue growth in 2024 reflected the successful onboarding of a number of new clients and expanding relationships with existing clients. 2024 revenue growth also reflects the prior year revenue impact of several clients’ renewals of eFront “on-premises” licenses.

BlackRock is focused on enhancing Aladdin, with continued investment into areas such as whole portfolio, private markets, wealth and sustainable investing solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. BlackRock is empowering clients with data and opening Aladdin by creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience.

In addition, BlackRock has made minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Securitize, Upvest, Avaloq, Human Interest, Circle, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital. BlackRock records its share of income related to certain minority investments accounted for under the equity method within nonoperating income (expense) beginning in the first quarter of 2024 and within other revenue in 2023. In addition, BlackRock records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.2 billion based on the GBP/USD foreign exchange rate at December 31, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is anticipated to close in the first quarter of 2025, subject to customary closing conditions.

Securities Lending

Securities lending is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. BlackRock receives both cash (primarily for US domiciled portfolios) and noncash collateral under securities lending arrangements. The cash management team invests the cash received as collateral for securities on loan in other portfolios. Fees for securities lending for US domiciled portfolios can be structured as a share of earnings, or as a management fee based on a percentage of the value of the cash collateral or both. The value of the securities on loan and the revenue earned are captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $412 billion, up from $359 billion at year-end 2023. More demand for general collateral securities resulted in higher balances year-over-year. Intrinsic lending spreads decreased, and cash reinvestment spreads increased year-over-year.

BlackRock employs a conservative investment style for cash and securities lending collateral that emphasizes quality, liquidity, and interest rate risk management. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Credit Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of BlackRock's business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed. No such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation and reporting of the profile of the portfolios identify that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived temporarily, such waivers are infrequent.

Risk and Quantitative Analysis

Across all asset classes, in addition to the efforts of the portfolio management teams, the Risk and Quantitative Analysis (“RQA”) group at BlackRock draws on extensive analytical systems and proprietary and third-party data to identify, measure and manage a wide range of risks. RQA provides risk management advice and independent risk oversight of the investment management processes, identifies and helps manage counterparty and enterprise risks, coordinates standards for firm wide investment performance measurement and determines risk management-related analytical and information requirements. Where appropriate, RQA will work with portfolio managers and developers to facilitate the development or improvement of risk models and analytics.

COMPETITION

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms, financial technology providers and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for index products, investment style and discipline, price, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service.

HUMAN CAPITAL

With approximately 21,100 employees in more than 30 countries as of December 31, 2024, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term success depends on its people and how it manages its workforce.

Culture and Principles

BlackRock believes that maintaining a strong corporate culture is an important component of its human capital management practices and critical to the firm’s long-term success. BlackRock’s culture is underpinned by five core principles that unify its workforce and guide how it interacts with its employees, its clients, the communities in which it operates and its other stakeholders: (1) We are a fiduciary to our clients; (2) We are One BlackRock (1BLK); (3) We are passionate about performance; (4) We take emotional ownership; and (5) We are committed to a better future.

Connectivity and Inclusivity

BlackRock’s approach to building a connected and inclusive culture is aligned with the firm’s business priorities and long-term objectives. Delivering for the firm’s clients requires attracting the best people from across the world. BlackRock is committed to creating an environment that supports top talent and fosters diverse perspectives to avoid groupthink. Creating a connected and inclusive culture where people with new ideas and fresh perspectives can thrive is core to our 1BLK principle. These values have been fundamental to BlackRock since its founding 37 years ago.

In 2024, BlackRock continued to focus on (1) supporting its talent and culture across the globe, (2) expanding investment choices and business partnership opportunities for interested clients, and (3) helping more and more people experience financial wellbeing through BlackRock philanthropy and employee-led volunteer efforts. Last year also marked the start of a significant period at BlackRock as the firm prepared to welcome thousands of new colleagues through acquisitions. These employees will play a crucial role in driving the firm’s success forward, and a connected and inclusive culture is imperative to enabling that objective.

Since 2020, BlackRock has published annual SASB-aligned disclosure and EEO-1 reports, which provide information about the firm’s workforce, including workforce composition. Of the Company’s approximately 21,100 employees as of December 31, 2024, 43% were based in the Americas, 31% were based in EMEA, and 26% were based in the Asia-Pacific region.

Board Oversight of Human Capital Management

BlackRock’s Board of Directors (the “Board”) plays an important role in the oversight of human capital management and devotes one Board meeting annually to an in-depth review of BlackRock’s culture, talent development, retention and recruiting initiatives, human capital management strategy, leadership and succession planning and employee feedback. Moreover, the Board’s Management Development and Compensation Committee periodically reviews efforts and developments related to the firm’s human capital management strategy.

Succession planning for BlackRock’s Chief Executive Officer and other senior executives is a key part of the Board’s annual review of human capital management issues. As part of this review, the Board focuses on whether BlackRock has the right people in place to execute the Company’s long-term strategic plans, and on BlackRock’s ability to identify, attract, develop, promote and retain future senior executives. An important element of the succession planning across the organization is a commitment to building leadership from within.

Employee Engagement

BlackRock values continuous dialogue with its employees to better understand their experiences at the firm and assess the efficacy of its human capital management practices. The Company uses several employee engagement mechanisms, including: (1) global employee opinion surveys; (2) interactive events and communications; (3) the sponsorship of employee networks; and (4) local community involvement. The employee opinion pulse surveys, which BlackRock conducts throughout the year, provide the Company with actionable feedback for its teams and for the Company as a whole. Additionally, BlackRock uses ongoing lifecycle surveys to collect feedback at various points along the employee journey. BlackRock works to keep employees informed and engaged through a regular cadence of communications and events, including newsletters, global and local townhalls and messages from leaders with timely business and organizational updates and culture-building opportunities.

BlackRock believes that employees value opportunities to give back to their communities. Through local, employee-led BlackRock Gives committees, the Company supports nonprofit organizations nominated by employees in the communities where it operates. In addition, the Company has a matching gifts program that matches an employee’s donations to IRS qualified charitable organizations for up to $10,000 a year. BlackRock also matches volunteer time with eligible charities and full-time employees may take up to two paid volunteer days.

Compensation, Wellness and Benefits

BlackRock is committed to responsible business practices and believes that investing in the physical, emotional, mental and financial well-being of its employees is a critical component of the firm’s human capital management strategy. To that end, the Company designs its compensation and benefits practices to: (1) attract, motivate and retain talented employees; (2) align employee incentives and risk-taking with that of the firm and the interests of its clients; and (3) support employees and their families across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with market practices and the local requirements of its offices, including, where applicable, retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, parental leave and family forming benefits, such as fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services, where available. The Company also offers a Mental Health Ambassador program that is comprised of global volunteers across office locations who are trained in empathetic listening skills and direct interested colleagues to benefits, tools and resources to support mental health.

BlackRock prioritizes protecting the rights of its workforce. The Company has implemented policies related to harassment prevention and compliance with applicable equal employment opportunity and overtime regulations. BlackRock is also committed to providing a safe and healthy work environment for its workforce. To do this, it designs global programs, including environmental and occupational health and safety programs, to meet or exceed local requirements. Moreover, BlackRock encourages all of its employees to raise issues of concern and assures employees that they may do so without fear of retaliation.

Recruiting, Training and Development

BlackRock recognizes that, like all companies, it is operating in an increasingly competitive environment. As such, the Company engages in efforts to reach top talent. In the spirit of attracting talent from broad backgrounds, BlackRock also provides formal recruiting programs for Veterans (former service members transitioning to civilian careers) and Returners (individuals who have taken a career break of 18 months or more).

BlackRock is also committed to innovation, learning and reinvention in all areas of its business and believes that developing the capabilities of its employees is integral to delivering long-term value. To that end, the Company’s human capital management practices are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their career. One example is the BlackRock Academies, the firm’s online suite of interactive resources and courses, which enable employees to build skills in specific facets of BlackRock’s business and purpose. The Company believes these opportunities play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that a critical driver of its future success is its ability to grow strong leaders and people managers. The Company invests in leadership development programs designed to foster career growth. People managers have access to coaching and the Managing at BlackRock program to assist in building foundational skills.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, and trust and other fiduciary clients of BlackRock Institutional Trust Company, N.A. (“BTC”). Under these laws and regulations, agencies that regulate investment advisers, investment funds and trust banks and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations or bank charters, censures and fines both for individuals and BlackRock. The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

BlackRock’s business may be impacted by numerous regulatory reform initiatives occurring around the world. Any such initiative, or any new laws or regulations or changes to, or in the enforcement of, existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to alter its business or operating activities and expose BlackRock to additional costs (including compliance and legal costs) as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing banking, securities, taxation, antitrust regulation and electronic commerce.

GLOBAL REGULATORY REFORM

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”) and International Organization of Securities Commissions (“IOSCO”), may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Such workstreams have focused on areas such as money market funds (“MMFs”), open-ended funds (“OEFs”) and sustainability regulations.

Macroprudential Policies for Asset Managers

Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks, by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed amendments to rules governing OEF liquidity risk management. The EU launched a consultation on macroprudential policies in 2024, including enhanced requirements for liquidity management tools, which may lead to new restrictions on management of OEFs. The UK proposed introducing liquidity facilities to certain asset owners, which could result in regulatory burdens on asset managers. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Global MMF Reforms

Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and requiring mandatory liquidity fees under certain circumstances. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled in the UK, including material increases in required liquidity levels. The EU consultation on macroprudential policies mentioned above may also result in changes to the regulations of EU-domiciled MMFs. Depending on the terms of the final UK and EU reforms, certain of BlackRock’s MMF products could be adversely impacted.

Sustainability

Sustainability has been the subject of regulatory focus across jurisdictions. Disclosure standards aligned with the International Sustainability Standards Board's (“ISSB”) inaugural disclosure standards have been adopted by several national regulators, including in Hong Kong, Singapore and Australia, while others are expected to propose ISSB-aligned standards, such as the UK, Canada and Japan. However, in the US, final rules issued by the SEC requiring corporate issuers to make climate-related disclosures in their periodic reports are pending litigation, and as of February 2025, the SEC was revisiting its litigation position. The SEC has previously proposed rules requiring enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures on ESG strategies and how ESG factors are considered and GHG emissions disclosure by certain environmentally focused funds. It also increased scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor (“DOL”) issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. In 2023, California passed several laws requiring certain companies doing business in California to publish certain types of climate-related disclosures, and other states may adopt similar laws.

The EU has enacted numerous sustainability regulations, including (1) the Sustainable Finance Disclosure Regulation, requiring sustainability-related disclosures by financial market participants; (2) the EU Taxonomy Regulation, requiring asset managers to report against an EU-wide taxonomy of environmentally sustainable activities and make detailed disclosures relating to ESG characteristics of funds and portfolios; (3) the Corporate Sustainability Reporting Directive ("CSRD"), requiring enhanced sustainability reporting for EU-based and EU-listed companies, and from 2028, for a wider group of global companies; and (4) the Corporate Sustainability Due Diligence Directive ("CSDDD"), requiring in-scope EU companies and certain non-EU companies to manage actual or potential adverse impacts of their activities and their supply chains on human rights and environmental matters. The European Commission (“EC”) is reviewing and may amend aspects of the CSRD, CSDDD and EU Taxonomy Regulation. Meanwhile, the UK continues to work on implementation of its Sustainability Disclosure Requirements.

The EU and the UK Financial Conduct Authority (“FCA”) have issued rules and guidelines on the use of ESG or sustainability related terms in fund names. In addition, the EU adopted regulations on ESG rating providers applicable in mid-2026 while the UK is expected to propose new legislation on ESG rating providers. Japan and Singapore have published codes of conduct for ESG data and rating providers, with Hong Kong considering a similar approach, while India introduced a regulatory framework for ESG rating providers in July 2023.

As jurisdictions continue to develop and implement sustainability regulations and litigation challenging such regulations increases, BlackRock faces greater fragmentation risk related to local application of regulations, resulting in complex and conflicting compliance obligations and legal and regulatory uncertainty.

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. Legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the European Commission (“EC”) has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). In response, EU member states and several other countries, including the UK, have since adopted laws implementing the OECD’s minimum tax rules under Pillar Two, effective starting in 2024. As a result of these developments, the tax laws of certain countries in which BlackRock does business have changed and may continue to change, and any such changes could increase its tax liabilities. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

The application of tax regulations involves numerous uncertainties and, in the normal course of business, US and non-US tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition. Similarly, the Company manages assets in products and accounts that have investment objectives which may conform to tax positions adopted by BlackRock or to specific tax rules. To the extent there are changes in tax law or policy, or regulatory challenges to tax positions adopted by BlackRock, the value or attractiveness of such investments may be diminished and BlackRock may suffer financial or reputational harm.

US REGULATORY REFORM

Antitrust Rules and Guidance

In October 2024, the Federal Trade Commission (“FTC”), with concurrence from the Antitrust Division of the Department of Justice (the “DOJ”) approved amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The final amendments significantly expanded the information required to be reported and documents to be submitted in connection with an HSR filing, which will likely substantially increase any pre-merger notification expenses and may delay transactions. In December 2023, the FTC and DOJ also jointly issued new merger guidelines, which could impact (1) the ability of the Company to expand its services through strategic investments or acquisitions and (2) funds that engage in transactions reportable under HSR.

Designation as a Systemically Important Financial Institution (“SIFI”)

The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.

SEC Rules Governing Security-Based Swaps

In 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions, which, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.

SEC Rules on Form PF

In 2023 and 2024, the SEC adopted new rules and amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

US DOL Fiduciary Rule

The US DOL adopted new regulation redefining the meaning of “investment advice fiduciary” under ERISA as well as amendments to several prohibited transaction exemptions applicable to investment advice fiduciaries, which would substantially expand when a person would be considered a fiduciary subject to ERISA and could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock and its distribution partners, and limit BlackRock’s ability to provide certain services to applicable clients. In July 2024, federal courts issued stays on the regulation and implementation has been postponed pending further notice.

SEC US Treasury Clearing Mandate

In December 2023, the SEC adopted rules mandating central clearing of US Treasury repurchases and certain other Treasury transactions. The rules require many market participants, including a large number of BlackRock funds and accounts, to clear Treasury repurchase transactions and potentially certain cash Treasury securities transactions through a clearing agency registered with the SEC, which could increase transaction costs for BlackRock’s clients.

Proposed Rules on Equity Market Structure

In 2023, the SEC proposed equity market structure reforms that would significantly change how national market system (“NMS”) stock orders are priced, executed and reported. The reforms include: (1) a requirement for certain retail orders to be subject to order-by-order competition, (2) a best execution rule and (3) an adjustment to the tick sizes at which NMS stocks can be quoted or traded. In 2024, the SEC adopted the rule adjusting NMS tick sizes. If the other proposed rules are enacted as proposed, their collective impact may adversely affect market efficiency and execution costs, which would result in negative effects for BlackRock’s business and clients.

SEC Rules on Short Sales and Reporting of Securities Loans

In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs.

SEC Predictive Data Analytics Rules

The SEC proposed new rules in 2023 that would require broker-dealers and investment advisers, when engaging or communicating with investors using predictive data analytics (“PDA”) and PDA-like technologies, to evaluate such technologies for conflicts of interest and, where identified, eliminate or neutralize the conflict of interest. If adopted as proposed, the rules could encompass a wide range of forward-looking uses of technology applications and impose significant operational burdens and costs.

Financial Crimes Enforcement Network Rule for Registered Investment Advisers

In August 2024, the Financial Crime Enforcement Network (“FinCEN”) issued a final rule which will require registered investment advisers to adopt new anti-money laundering requirements beginning in 2026. Under the rule, registered investment advisers will be required to establish written risk-based anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”), as well as comply with Bank Secrecy Act reporting and recordkeeping requirements, which may increase BlackRock’s compliance burdens and costs.

SEC Rulemakings for US Registered Funds and Investment Advisers

The SEC has engaged in various initiatives and reviews impacting regulatory structure governing the asset management industry and registered investment companies. For example, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports, adopted final amendments to the rule governing fund names, expanding the scope of the rule to fund names including growth, value, ESG or similar terms, and proposed rules governing outsourcing of certain functions by investment advisers to service providers.

INTERNATIONAL REGULATORY REFORM

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, became applicable beginning in January 2025. DORA, among other things: (1) introduces additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) may potentially subject Aladdin to additional oversight. The European Supervisory Authorities will use data collected under DORA to assess which third party suppliers should be designated as critical to the EU financial system and become subject to further regulatory oversight. In 2024, the UK issued final policies regulating services provided by certain third parties designated by HMT as “critical” to the financial sector, which became effective in January 2025. Entities designated as “critical” will be required to provide additional information to financial regulators, engage in resilience testing and report major incidents like cyber-attacks, natural disasters and power outages.

Retail Investment Strategy

The EU continues to consider a proposed Retail Investment Strategy package of amendments intended to enhance protections for retail investors. When enacted, these changes could impact clients’ product preferences and may increase costs for BlackRock in European markets due to additional requirements on distributors and product providers.

EMIR 3.0

The EU legislative package known as “EMIR 3.0” introduces key changes to clearing, margining and reporting requirements in the European Market Infrastructure Regulation (EMIR), including: (1) a requirement to hold an “active account” with an EU central counterparty for clearing certain euro-denominated instruments; (2) new reporting requirements for cleared trades; (3) revised clearing thresholds for financial and non-financial counterparties; and (4) amendments related to clearing to the UCITS directive. EMIR 3.0 is expected to impact EU counterparties as well as UK and non-EU entities trading with EU firms, and the collective impact of the package may increase operational complexity, necessitate a reassessment of clearing and trading strategies, and lead to higher transaction costs for BlackRock and its clients.

FSMA 2023

The Financial Services and Markets Act 2023 (“FSMA”) reflects significant changes to the UK framework for financial services regulation, including changes that: (1) revoke, amend or retain EU law on financial services regulation, (2) amend the UK Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation frameworks, (3) establish a new designated activities regime and (4) reform the financial promotion regime for unauthorized firms. Other reforms building upon the FSMA and potentially impacting the asset management sector include: (1) replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including regulation of ESG data providers, UK taxonomy and disclosure requirements; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms, including transition to T+1 settlement; (6) reassessment of the boundary between investment advice and financial guidance; (7) a new UK cryptoasset regime; and (8) continuing reforms to the UK listing regime.

Overseas Fund Regime (“OFR”)

OFR, the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and continues to be implemented through 2025. For certain types of funds, OFR requires consumer protection regimes in EU countries where such BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market the funds in the UK.

Conduct Regulation

The FCA continues to focus on conduct regulation, including the implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.

UK Stewardship Code Review

In 2024, the UK Financial Reporting Council released a consultation on reforms to the UK Stewardship Code, including tailored reporting requirements for proxy advisers and investment consultants, which may impact BlackRock’s activities on behalf of its clients.

Regulatory Environment in China

The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

EXISTING US REGULATION — OVERVIEW

BlackRock and certain of its US subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the DOL, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the FTC, the Department of Justice, the CFTC and other federal government agencies and regulatory bodies. In addition, BlackRock’s interactions with government entities, public officials, and candidates for public office are subject to federal, state, and local laws and rules.

Certain of BlackRock’s US subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. In addition, the Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as certain BlackRock subsidiaries, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level oversight and regulation through attorneys general, insurance commissioners and other state level agencies also applies to certain BlackRock activities.

The Investment Company Act of 1940 (the “Investment Company Act”) imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as certain BlackRock subsidiaries and affiliates. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal or state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Securities Act of 1933, as amended and the Commodity Exchange Act, as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, the Dodd-Frank Act requires one of BlackRock’s subsidiaries, BTC, to register as a municipal advisor (as that term is defined in the Exchange Act) with the SEC and Municipal Securities Rulemaking Board (“MSRB”). BTC's registration as a municipal advisor subjects BTC to additional regulation by the SEC and MSRB.

BlackRock and its subsidiaries are more broadly subject to comprehensive regulation of their derivatives businesses, including regulations promulgated by US regulators such as the CFTC, the NFA and the SEC that, among other things, impose margin requirements, public and regulatory reporting, central clearing and mandatory trading on regulated exchanges or execution facilities for certain types of swaps and security-based swaps.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations, collateralized loan obligations, real estate funds, collective trust funds, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rulemaking or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators in this area.

The activities of certain BlackRock subsidiaries are subject to ERISA, and to regulations promulgated thereunder by the DOL, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients that are subject to ERISA. ERISA and applicable provisions of the Internal Revenue Code, including applicable related regulations, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients (clients subject to the prohibited transaction rules under Section 975 of the Code), and, among other things, mandate certain required periodic reporting and disclosures and require certain BlackRock entities to carry bonds insuring against losses caused by fraud or dishonesty. ERISA and other applicable regulations also impose additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to clients that are not subject to ERISA. Excise taxes and other potential penalties could apply as a result of violations of the above-described prohibitions and requirements.

BlackRock has eight subsidiaries that are registered as commodity pool operators and/or commodity trading advisors with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the Dodd-Frank Act, in which certain BlackRock clients may invest. In addition, two of BlackRock’s subsidiaries are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. The broker-dealers are also members of the MSRB and are subject to MSRB rules.

BlackRock’s business activity in California that involves the processing of personal information is subject to the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which provide for enhanced consumer protections for California residents. The CCPA and CPRA impose obligations on BlackRock for the handling, disclosure and deletion of personal information for California residents. In addition, several other US states have proposed or adopted similar privacy laws. Any failure by BlackRock to comply with the CCPA, CPRA or similar state privacy laws may result in fines, heightened regulatory scrutiny, litigation and/or reputational harm.

US Banking Regulation

One of BlackRock’s subsidiaries, BTC, is organized as a nationally-chartered limited purpose trust company that does not accept deposits or make commercial loans. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as laws and regulations governing capital adequacy, fiduciary activities, conflicts of interest, self-dealing, and the prevention of financial crime, including money laundering. BTC is also a member of the Federal Reserve System and is subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC and/or BTC’s customers rather than BlackRock, its affiliates or stockholders.

EXISTING INTERNATIONAL REGULATION — OVERVIEW

BlackRock’s international operations are subject to the laws and regulations of a number of international jurisdictions, as well as oversight by numerous regulatory agencies and bodies in those jurisdictions. In some instances, these operations are also affected by US laws and regulations that have extra-territorial application.

Below is a summary of certain international regulatory standards to which BlackRock is subject. It is not meant to be comprehensive as there are parallel legal and regulatory arrangements in force in many jurisdictions where BlackRock’s subsidiaries conduct business.

Of note among the various other international regulations to which BlackRock is subject, are the extensive and complex regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company.

Regulation in EMEA

The FCA currently regulates certain BlackRock subsidiaries in the UK. It is also responsible for the conduct of business regulation of the UK branch of one of BlackRock’s US subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock UK insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services-related business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital and liquidity resources requirements, senior management arrangements, conduct of business and client assets requirements, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s UK-based insurance subsidiary. The FCA supervises BlackRock’s UK-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s UK-regulated subsidiaries and/or its employees. The FCA’s Consumer Duty requires BlackRock’s UK authorized firms to act to deliver good outcomes for retail customers taking into account products and services, price and value and consumer understanding and support.

In addition, BlackRock has regulated entities in France, Germany, Ireland, Jersey, Luxembourg, the Netherlands and Switzerland. Each of these entities is required to comply with regulatory rules in the country in which it has been established, including the branches of the Netherlands entity which operate across the EU.

BlackRock’s EU subsidiaries and branches must comply with the EU regulatory regime set out in MiFID II. BlackRock’s UK-regulated subsidiaries and branches must comply with the UK version of MiFID II, which regulates the provision of investment services and activities in the UK. MiFID II, and the UK equivalent of MiFID II, set out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. The legislation also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. BlackRock’s UK insurance subsidiary must also comply with the UK regulation which implemented Solvency II and the Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for certain investment firms arising out of the Investment Firms Prudential Review. These include requirements to ensure capital adequacy, as well as matters of liquidity, governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the UCITS Directive and the AIFMD, as implemented in the relevant EU Member States and in the UK, which impose obligations on the authorization and capital, conduct of business, organization, transparency and marketing of retail and alternative investment funds respectively that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives (and the UK implementation and onshoring of the same) will affect certain of BlackRock’s European and UK operations. Compliance with the UCITS Directives and the AIFMD (and the UK implementation and onshoring of the same) may subject BlackRock to additional expenses associated with depositary oversight and other organizational requirements. The UK Government and the FCA have also enacted the new OFR providing a fast-track framework for non-UK funds to be recognized and registered for marketing to retail investors in the UK after Brexit.

The EU has seen an increase in Common Supervisory Actions by ESMA to coordinate supervisory action by national EU regulators, most notably in areas such as sustainability-related product features and disclosures, product governance, liquidity management and fund costs and charges. BlackRock’s EU operations may be affected to the extent this initiative results in formal legislation or action.

EU Member States, the UK and many other non-US jurisdictions have adopted statutes and/or regulations concerning privacy and data protection and requiring notification of personal data security breaches if certain thresholds are met. For example, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in 2018. Following Brexit, the UK onshored the GDPR into national law (“UK GDPR”), which became effective in 2021. In June 2021, the EC published a new set of standard contractual clauses, which only apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The EU's adequacy decision with respect to the UK, which allows the continued flow of personal data from the EU to the UK, will be regularly reviewed and may be revoked if the UK diverges from its current adequate data protection laws. The UK has developed its own international data transfer agreement, which was implemented in March 2022. In June 2023, the EU-US Data Protection Framework came into force, which allows organizations to self-certify their compliance under the framework for data transfers from the EU, UK and Switzerland to the US. Saudi Arabia and Dubai have also adopted privacy and data protection regulations aligned with GDPR. GDPR and UK GDPR, as well as other statutes and/or regulations concerning privacy and data protection, increase compliance obligations, affect BlackRock’s collection, processing, retention and transfer of personal data and reporting of personal data security breaches, and provide for increased penalties for non-compliance.

BlackRock also maintains two offices in the Middle East, one in Dubai, which is regulated by the Dubai Financial Services Authority, and one in Riyadh, Saudi Arabia, which is regulated by the Saudi Capital Markets Authority. Both offices are authorized to provide certain investment services and support BlackRock’s provision of investment products and services in their countries of domicile. Other countries across the Middle Eastern region are serviced on a cross-border basis.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Act (“FIEA”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (“JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEA. This Japanese subsidiary also holds a license for real estate brokerage activities which subjects it to the regulations set forth in the Real Estate Brokerage Act.

In Australia, BlackRock’s main operating entities are principally regulated under the Corporations Act 2001 (Cth) by the Australian Securities and Investments Commission (“ASIC”), which includes holding an Australian financial services license and operating registered managed investment schemes. ASIC is Australia’s integrated corporate, markets, financial services and consumer credit regulator.

In New Zealand, certain BlackRock subsidiaries are primarily regulated by the Financial Markets Authority (“FMA”). The FMA is responsible for overseeing and enforcing financial markets legislation including the licensing of firms to provide certain financial products and services in New Zealand and administering anti-money laundering and terrorism financing legislation, amongst other functions.

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (“SFO”), which governs the securities and futures markets, and regulates, among others, offers of investments to the public, and provides for the licensing of intermediaries. The SFO is administered by the Securities & Futures Commission (“SFC”). The SFC is also empowered to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC.

BlackRock’s operations in Taiwan are subject to the Securities Investment Trust and Consulting Act and other regulations, rules or guidelines thereunder (collectively, “SITE and SICE Requirements”). BlackRock’s subsidiary in Taiwan is governed and regulated by the Securities & Futures Bureau (“SFB”) under the Taiwan Financial Supervisory Commission, which is responsible for regulating securities markets (including the Taiwan Stock Exchange, the Taipei Exchange and the Taiwan Futures Exchange), the asset management industry, the broker and futures commission merchant sector, the banking industry and the insurance sector. The relevant BlackRock subsidiary and employees conducting regulated activities are required to be licensed with the SFB and subject to the SITE and SICE Requirements.

BlackRock’s Fund Management Company in China (“BlackRock FMC”) is regulated by the China Securities Regulatory Commission and is subject to the Securities Investment Fund Law and Measures for the Supervision and Administration of Mutual Fund Managers for the overall oversight from incorporation to the corporate governance and operations of fund managers and funds. BlackRock FMC is also subject to the China Securities Law and various other financial laws and regulations. BlackRock CCB Wealth Management Limited, which is BlackRock’s wealth management joint venture company with CCB Wealth Management Co., Ltd. and Fullerton Management Pte Ltd. in China, is regulated by the National Financial Regulatory Administration (“NFRA”, formerly known as the China Banking and Insurance Regulatory Commission). They have enacted Bank Wealth Management Supervision and Management Measures and Management Measures of Bank Wealth Management Subsidiaries and other relevant rules to regulate the setup, conduct of business and risk management of bank wealth management companies.

In Singapore, a BlackRock subsidiary is regulated by the Monetary Authority of Singapore (“MAS”) and its business activities are subject to the Securities and Futures Act 2001 (“SFA”). The SFA governs the regulation of activities and institutions in the securities and derivatives industry, including fund management, dealing in capital markets products and leveraged foreign exchange trading. The MAS is Singapore’s central bank and integrated financial regulator, which regulates the financial services sector in Singapore and conducts integrated supervision of financial services and financial stability surveillance. This BlackRock subsidiary and the employees conducting any of the regulated activities specified in the SFA are required to be licensed with the MAS, and are subject to the SFA and the regulations, rules, codes, notices and guidelines issued by the MAS.

In India, the Jio BlackRock joint venture entities, Jio BlackRock Asset Management Private Limited, Jio BlackRock Investment Advisers Private Limited and Jio BlackRock Trustee Private Limited, are governed by the Companies Act, 2013 and regulated by the Ministry of Corporate Affairs in India. Following approval to act as sponsors, Jio Financial Services and BlackRock through their Jio BlackRock joint venture entities have made applications to the Securities and Exchange Board of India seeking to manage and operate a licensed asset management company.

Other financial regulators oversee BlackRock subsidiaries, branches and representative offices across the Asia-Pacific region, including in South Korea. Regulators in all of these jurisdictions have authority with respect to financial services including, among other things, the authority to grant, suspend or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

AVAILABLE INFORMATION

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at https://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee, Nominating, Governance and Sustainability Committee and Risk Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 50 Hudson Yards, New York, New York 10001. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at https://www.sec.gov.

Item 1A. Risk Factors

As a global investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market, operating, legal, compliance, reputational, fiduciary and investment risks, BlackRock’s business, financial condition, operating results and nonoperating results could be materially adversely affected and the Company’s stock price could decline as a result of any of these risks and uncertainties, including the ones discussed below.

RISKS RELATED TO MARKET AND COMPETITION

Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets, including from the impact of global trade policies and tariffs, may cause assets under management (“AUM”), revenue and earnings to decline.

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or movements in the price of real assets, commodities, digital assets or other alternative investments in which BlackRock invests on behalf of its clients, including from the impact of global fiscal, monetary and trade policies, could cause:

•
the value of AUM, or BlackRock's returns on AUM, to decrease;
•
client redemptions from BlackRock’s products;
•
client rebalancing or reallocating of assets into BlackRock products that yield lower fees;
•
an impairment to the value of intangible assets and goodwill; or
•
a decrease in the value of seed or co-investment capital.

These risks may also be heightened by market volatility, illiquid market conditions or other market disruptions. The occurrence of any of the above events may cause the Company’s AUM, revenue and earnings to decline.

Changes in interest or foreign exchange rates and/or divergent beta may cause BlackRock’s AUM and base fees to fluctuate and introduce volatility to the Company’s net income and operating cash flows.

BlackRock’s business is directly and indirectly affected by changes in global interest rates, as well as changes in global markets, which have experienced substantial volatility in recent years. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the United States ("US") dollar. Fluctuations in BlackRock’s AUM related to its exposure to foreign exchange rates relative to the US dollar and interest rates may introduce volatility to the Company’s base fees, net income and operating cash flows.

In addition, beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and base fees.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients and fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

BlackRock derives a substantial portion of its revenue from providing investment advisory services. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its US mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, shareholder activism involving closed-end funds has increased, including public campaigns to demand that a fund consider significant transactions such as a tender offer, merger or liquidation or seek other actions such as the termination of the fund's management contract. If a number of BlackRock’s clients terminate their contracts, or otherwise remove BlackRock from its advisory roles, liquidate funds or fail to renew management contracts on similar terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

The failure or negative performance of products offered by competitors may cause AUM in similar BlackRock products to decline irrespective of BlackRock’s performance.

Many competitors offer similar products to those offered by BlackRock and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar BlackRock products, irrespective of the performance of such BlackRock products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause the Company’s AUM, revenue and earnings to decline.

Increased competition may cause BlackRock’s AUM, revenue and earnings to decline.

The investment management industry is highly competitive, and BlackRock competes based on a number of factors including: investment performance, liquidity, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and its ability to develop new investment strategies and products to meet the changing needs of investors. In addition, over the past several years, the asset management industry has continued to evolve as investors increasingly seek out firms that have the capacity to deliver broad multi-asset investment capabilities and technological expertise, including in a manner that is responsive to ever more localized needs. This evolution, together with the introduction of new technologies, as well as regulatory changes, continues to alter the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to invest more to modify or adapt its product offerings to attract and retain customers and remain competitive with the products, services and geographic diversity offered by other financial institutions, technology companies, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics, portfolio management, trade execution and investment operations that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are important elements of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including from competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand toward standalone or internally developed solutions, whether due to price competition, perceived client market share, platform offerings or flexibility, or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. In addition, to the extent that Aladdin competitors are able to innovate more effectively than BlackRock or leverage delivery models that provide clients faster time to market, lower costs or the ability to more seamlessly combine or bundle with other service offerings, BlackRock may lose existing clients or fail to capture future market share, which may impede its productivity and growth. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property (“IP”), there can be no assurance that the Company will be able to effectively protect and enforce its IP rights in Aladdin.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to reputational harm, additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and technological advances, and develop, market and manage new investment products and services. The development and introduction of new products and services, including the creation of increasingly customizable products, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, constraints on BlackRock’s ability to manage growth within client mandates, compliance with regulatory and disclosure requirements and IP-related lawsuits or claims, which may not be fully evident or identified prior to the introduction of any such product or service. A growing number of BlackRock’s products and services also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability and provider relationships. Data sets for certain developing analytics, such as those in the sustainability space, continue to evolve and difficulties approximating gaps in the data, sourcing data from reliable sources, or validating the data could adversely impact the accuracy and effectiveness of such analytics. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timeline they require. Any failure to successfully develop and support new products and services, or effectively manage associated operational risks, could have an adverse impact on BlackRock’s growth, harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns could affect its income and could increase the volatility of its earnings.

At December 31, 2024, BlackRock’s net economic investment exposure of approximately $3.9 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock may use the collateral provided by the defaulting borrower to repurchase securities out on loan to such borrower in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their posted collateral daily to levels in excess of the value of the securities out on loan which mitigates the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the borrower default indemnification BlackRock provides does not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2024 and subject to this type of indemnification was approximately $305 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $324 billion was held as collateral for indemnified securities on loan at December 31, 2024. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

BlackRock’s decision on whether to provide support to particular investment products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

While not legally mandated, BlackRock, at its option and from time to time, has and may in the future choose to seed, warehouse or otherwise support investment products through capital or credit support for commercial or other reasons. Any decision by BlackRock on whether to support products may utilize capital and liquidity that would otherwise be available for other corporate purposes. BlackRock’s ability to seed, warehouse or otherwise support certain products may be restricted by regulation or by the Company’s failure to have or make available sufficient capital or liquidity. Moreover, inherent constraints arising from the business models of certain asset managers, including BlackRock, may during periods of market volatility result in BlackRock having fewer options for accessing liquidity than asset managers with alternate business models, which may adversely impact its ability to support certain products. Any decision by BlackRock to support particular investment products, or its inability or unwillingness to provide such support, may result in losses or affect BlackRock's capital or liquidity, which may cause AUM, revenue and earnings to decline.

Geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, could have an adverse impact on BlackRock. For instance, the Ukraine-Russia and Middle East conflicts have and may continue to result in geopolitical instability and adversely affect the global economy, supply chains, specific markets and operations. Strategic competition between the US and China and resulting tensions and heightened levels of political polarization have also contributed to uncertainty in the geopolitical and regulatory landscapes. Similarly, other events outside of BlackRock’s control, including the impact of natural disasters, climate-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension or impact the US or global economy in ways that are uncertain. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or seeks to expand its presence.

Climate-related risks could adversely affect BlackRock’s business, products, operations and clients, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s business and those of its clients could be impacted by climate-related risks. Climate-related risks may impact BlackRock through changes in the physical climate or from the process of transitioning to a low-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include the risks of extreme weather events and changes in temperature, which may damage infrastructure and facilities, including BlackRock’s physical assets, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a low-carbon economy through policy, regulatory, technology and market changes. For instance, divergent existing and future climate regulations or guidance, as well as differing perspectives of stakeholders regarding climate impacts, have affected and may continue to affect BlackRock’s business activities and reputation, increase scrutiny and complicate compliance requirements.

Climate-related physical and transition risks could also impact BlackRock’s business both directly and indirectly through adverse impacts to its clients’ investments, including as a result of declines in asset values, changes in client preferences, increased regulatory and compliance costs and significant business disruptions. Any of these risks may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO INVESTMENT PERFORMANCE

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

The Company’s management believes that investment performance, including the efficient delivery of beta, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks, aggregate fee levels or competitors may cause AUM, revenue and earnings to decline as a result of:

•
client withdrawals in favor of better performing products offered by competitors;
•
client shifts to products that charge lower fees;
•
the diminishing ability to attract additional funds from existing and new clients;
•
reduced, minimal or no performance fees;
•
an impairment to the value of intangible assets and goodwill; or
•
a decrease in the valuations of seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $1.2 billion, or 6%, of total revenue for the year ended December 31, 2024. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to private markets becoming an increasing component of the overall composition of the Company’s performance fee generating assets, including from the Company’s acquisition of GIP (the “GIP Acquisition”) and its proposed acquisition of HPS (the “HPS Acquisition”). In particular, the Company expects that as it manages more private markets products, its performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Any errors or limitations in the underlying models, model inputs or assumptions, including those from third-party sources, as well as any failure of BlackRock’s governance, approval, testing, validation and monitoring standards in respect of such models, model inputs or assumptions, the failure to timely update such models, model inputs or assumptions or errors in how such models are used, could have adverse effects on BlackRock’s business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards, and market volatility.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operations, systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations is concentrated in a limited number of geographic areas, including San Francisco, New York, London, Edinburgh, Budapest, Atlanta, Gurgaon, Mumbai and Belgrade. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic, health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in business disruption or impede the Company's growth.

Despite BlackRock’s efforts to ensure business continuity, if it fails to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems and the availability of back-up employees, are improperly implemented or deployed during a disruption, the Company’s ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact the Company’s ability to comply with regulatory obligations or contractual obligations leading to reputational harm, legal liability, regulatory fines and/or sanctions.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to portions of BlackRock's business and products. An information security incident or disruption, such as a cyber-attack including social engineering, deepfakes, phishing scams, business email compromise, malware, denial-of-service or ransomware attacks, or failures to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation and artificial intelligence (“AI”), as well as the use of remote access by employees and mobile and cloud technologies, heightens these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information or third-party data. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies including quantum computing increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors, terrorist organizations, cyber criminals and hacktivists. BlackRock has been and continues to be the target of cyber-attacks, as well as the co-opting of its brand, and continues to monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Advances in technology, including generative AI, and use of such technology by malicious actors heightens these risks. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to help prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, given the evolving nature of cyber threat actors and the increasing sophistication of cyber-attack methodology, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

In addition, due to BlackRock’s interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions, BlackRock or any such third-party may be adversely affected if any of them (or their service providers) is subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. BlackRock also routinely transmits and receives personal, confidential or proprietary information by email and other electronic means. The Company collaborates with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, BlackRock or such third parties may not have all appropriate controls in place to protect the confidentiality of such information.

Any information security incident or cyber-attack against BlackRock or third parties with whom it is connected, including any interception, mishandling or misuse of personal, confidential or proprietary information or failure to disclose or communicate a cybersecurity incident appropriately, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline. In addition, BlackRock’s cybersecurity insurance may not cover all losses and damages from such events and BlackRock’s ability to maintain or obtain sufficient insurance coverage in the future may be limited.

Failure or unavailability of third-party dependencies may adversely affect Aladdin operations, which could cause reputational harm, lead to a loss of clients and impede BlackRock’s productivity and growth.

BlackRock must maintain effective infrastructure, including a robust and secure technological framework, in order to maximize the benefit of the Aladdin platform. In so doing, it relies in part on certain third-party service providers, including for cloud hosting and technologies supporting cloud-based operations. For example, Aladdin’s data architecture depends on third-party providers of technology solutions, including the ability of such parties to scale and perform in response to Aladdin’s growth. In addition, the analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin’s analytical calculations. Although BlackRock has implemented internal controls and procedures and maintains a robust vendor management program designed to perform diligence and monitor third parties that support the Aladdin platform, there can be no assurance that these measures will prove effective. Any failure by third parties to maintain infrastructure that is commensurate with Aladdin’s size and growth, or provide the data or information required to support its varying capabilities, could compromise Aladdin’s resilience, result in operational difficulties, cause reputational harm and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of the Aladdin platform into new markets and geographies, have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to reputational harm, increased regulatory scrutiny and heightened operational, data management, cyber- and information-security risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, configuration change management, developing, testing and rolling out new functionalities and expanding coverage into new markets and geographies, including in connection with inorganic transactions or to address client or regulatory requirements. These updates and expansion initiatives, which have led to significant growth in Aladdin’s processing scale, frequently occur on accelerated time frames and may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to manage the pace of, or provide the operational resiliency and stability for, the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, increased costs, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

In addition, the highly regulated business activities of many Aladdin clients may expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions. In addition, there has been increased regulatory scrutiny globally on technology and information providers, which may impact Aladdin and certain functionalities and tools.

A failure to effectively manage the development and use of AI, combined with an evolving regulatory environment, could have an adverse effect on BlackRock’s growth, reputation or business.

BlackRock uses machine learning and AI in its business and expects to continue to expand its AI capabilities, including through generative AI. AI methods are complex and rapidly evolving, and the introduction of AI into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, IP or other litigation, data protection, confidentiality or information security risks, social or ethical concerns, competitive harm or other complications. For example, the use of datasets to develop and test AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, biased or harmful, or lead to adverse business decisions or operating errors. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. In addition, IP ownership and license rights, including copyright, surrounding AI technologies are still being developed and have not been fully addressed by US courts or federal, state or non-US laws or regulation. Furthermore, regulatory scrutiny of AI technologies and controls continues to evolve globally with new and forthcoming laws and regulations. Efforts around use of these technologies require additional investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for handling the use of data with AI, including with respect to data leakage, fraud prevention and regulatory compliance costs. AI technologies may also disrupt the competitive landscape for investment management and technology services, including in commercial and operational areas such as data aggregation and quantitative models. Any failure to successfully integrate AI technologies, respond to client or market demands, accurately communicate AI initiatives, comply with AI-related regulations, identify or address any legal or regulatory issues associated with AI or effectively manage the related risks could harm BlackRock’s growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose the Company to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause its AUM, revenue and earnings to decline.

Failure to maintain adequate corporate and contingent liquidity may cause BlackRock’s AUM, liquidity and earnings to decline, as well as harm its prospects for growth.

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its creditworthiness and ability to generate operating cash flows. In addition, while BlackRock, Inc. is not subject to regulatory capital or liquidity requirements, certain of its subsidiaries are subject to regulatory capital and liquidity frameworks as well as certain other prudential requirements and standards, which require them to maintain certain levels of capital and liquidity. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing or future strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or obtain lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause BlackRock’s AUM, liquidity and earnings to decline, curtail its operations and limit or impede its prospects for growth.

Operating risks associated with BlackRock’s securities lending program may result in client losses.

BlackRock lends securities to banks and broker-dealers as agent on behalf of certain of its clients. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to provide additional collateral. BlackRock must manage this process and is charged with mitigating the associated operational risks. The failure of BlackRock’s controls to mitigate such operational risks could result in financial losses for the Company’s clients that participate in its securities lending programs (separate from any losses related to the risks of collateral investments), and BlackRock may be held liable for any failure to manage such risks.

Inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, deliver whole-portfolio solutions, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures, entering into strategic joint ventures and acquiring investment management and technology businesses, analytics, models and other IP. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases, the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions, and such transactions may be the subject of unanticipated liabilities arising from commercial, client or other disputes, information security vulnerabilities or breaches and IP or other legal claims.

The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions, effectively manage growth or realize other intended benefits of its inorganic strategy in the timeframe BlackRock expects, or at all. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products, business lines or early stage investments or are delivered via technology and systems that differ from those employed by BlackRock or that overlap with existing BlackRock businesses. In addition, in the case of minority investments and joint ventures, including BlackRock’s joint venture to provide investment solutions in India, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, risk management controls, and employees that are outside of BlackRock’s control, risks related to the jurisdictions or markets in which such investees or joint ventures operate and risks related to the joint venture partners and investees. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments through due diligence, governance or oversight rights, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could result in losses or impairments related to such transactions and have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

BlackRock is subject to risks associated with its recent and proposed acquisitions, including completion of proposed acquisitions in the anticipated timeframes or at all, and any failure to realize anticipated benefits of such acquisitions.

In October 2024, BlackRock completed the GIP Acquisition. BlackRock also previously announced (1) its proposed acquisition of Preqin (the “Preqin Acquisition”) which is currently expected to close in the first quarter of 2025, subject to customary closing conditions and (2) the HPS Acquisition (together with the Preqin Acquisition, the “Proposed Acquisitions”) which is currently expected to close in mid-2025, subject to regulatory approvals and customary closing conditions. BlackRock is subject to risks and uncertainties associated with the Proposed Acquisitions, including the risk that a condition to closing may not be satisfied or waived, the possibility of failure to obtain any outstanding necessary regulatory approvals, which may be outside the control of BlackRock or the acquired company, or the possibility that a Proposed Acquisition does not close in the anticipated timeframe or at all. BlackRock may not be able to realize the anticipated benefits of GIP Acquisition or the Proposed Acquisitions, including synergies, value creation or other benefits of such acquisition, fully or at all, or on the timeline BlackRock expects. At times, the resources of BlackRock and the acquired companies or the attention of certain members of their management may be focused on completion and integration of the acquisition and diverted from day-to-day business operations, which may disrupt ongoing business. In addition, the process of integrating each acquired company may have an adverse impact on the Company, including from risks related to significant transaction and integration costs, unknown liabilities, employee turnover, divergence of management attention, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock's alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, such as real estate, infrastructure and energy assets, which expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

BlackRock’s alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, including real estate, infrastructure and energy assets, which expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such investments and portfolio companies. These include:

•
risks related to the potential illiquidity, valuation and disposition of such investments;
•
risks related to emerging and less established companies that have, among other things, short operating histories, new technologies and products, nascent control functions, quickly evolving markets and limited financial resources;
•
construction risks, including as a result of force majeure, labor disputes or work stoppages, shortages of material or interruptions to the availability of necessary equipment;
•
accidents, pandemics, health crises or catastrophic events, such as explosions, fires or terrorist activity beyond BlackRock’s control;
•
climate-related risks, including greater frequency or intensity of adverse weather and natural disasters;
•
personal injury or property damage;
•
failures on the part of third-party servicers and operators, including managers and contractors, appointed in connection with investments or projects to adequately perform their contractual duties or operate in accordance with applicable laws;
•
risks related to investments in emerging markets, including economic and political risks and differences in legal or regulatory environments, which may make enforcement of legal obligations more difficult;
•
exposure to stringent and complex non-US, federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, government contracting, conservation, exploration and production, tenancy, occupational health and safety, foreign investment and environmental protection;
•
environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants;
•
changes to the supply and demand for properties and/or tenancies or fluctuations in the price of commodities;
•
risks related to the availability, cost, coverage and other limitations on insurance;
•
risks related to governance and oversight, including board oversight, of portfolio companies;
•
the financial resources of tenants; and
•
contingent liabilities on disposition of investments.

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients. These risks could also result in direct liability for BlackRock by exposing BlackRock to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests and those changes may make such developments or projects less attractive than at the time they were commenced and potentially harm the investment returns of BlackRock’s clients. These risks may be heightened as the Company expands its alternative products, including through the GIP Acquisition. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the US may also expose BlackRock to increased compliance risks, as well as higher costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as IP, and client information and records, to the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft or unauthorized use of data, technology or IP may negatively impact BlackRock’s business operations and reputation. In addition, changes to the political or regulatory environment in a jurisdiction in which BlackRock operates, including increased restrictions or scrutiny, may adversely impact BlackRock’s business or operating activities. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions and impede the Company's growth, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines, applicable rules and regulations or information barriers, or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by systems, controls, policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to ensure data security, follow processes, patch systems or timely report issues, or errors in judgment. Such risks may be exacerbated in times of increased market volatility, high trading volumes, significant changes in operation or business offerings, and workforce turnover (including turnover related to acquisitions). Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Fraud, the circumvention of controls or the violation of risk management and workplace policies could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management framework and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks, and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties may in the future deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets, increases the breadth of its business offerings and integrates acquisitions, all of which introduce additional complexity to its risk management program. The changing nature of the office environment, such as return to office arrangements and remote and alternative work models, could cause employees to become disconnected with corporate culture and policies, which may increase operational issues. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

The failure to recruit, train and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The global market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is highly competitive. Factors that affect BlackRock’s ability to attract, train and retain highly qualified employees include the Company’s reputation and workplace culture, the immigration and public health policies in the jurisdictions in which BlackRock has offices, its approach to remote and alternative work models, the compensation and benefits it provides, the impact of acquisitions and its commitment to effectively managing executive succession, including the development and training of qualified individuals.

In addition, BlackRock pays certain of its employees in deferred compensation that is tied to the Company’s share price or through incentive fees and carried interest related to certain investment funds. As such, decreases in BlackRock’s share price or poor performance of the investment funds related to the incentive fees and carried interest could impair the retention value of such deferred compensation. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract, develop and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

RISKS RELATED TO KEY THIRD-PARTY RELATIONSHIPS

The impairment or failure of third parties may negatively impact the performance of products and accounts that BlackRock manages, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages for its clients to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose BlackRock’s clients to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may fail to meet their obligations. Counterparties may also experience lapses in their internal controls or risk management systems or expose BlackRock and/or its clients to losses resulting from employee malfeasance, negligence or human error. In addition, the concentration of certain financial institutions that BlackRock uses to facilitate securities and derivatives transactions for its clients, including clearing organizations, exchanges and central agents, increases the risk that a technical or operational issue at, or default by, one such institution could introduce operational issues or delays impacting multiple BlackRock clients. Any such operational issue, impairment or failure could negatively impact the performance of products that BlackRock manages for its clients, which may lead to client attrition and, in turn, cause BlackRock’s AUM, revenue and earnings to decline.

The failure of key third-party providers to BlackRock to fulfill their obligations or a failure by BlackRock to maintain its relationships with key third-party providers could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key third-party providers for various fund administration, accounting, custody, market and environmental, social and governance (“ESG”) data, market indices, insurance, technology and AI, cloud hosting and transfer agent roles and other distribution and operational needs. Further, BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations and required obligations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock’s operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process delays and failures or failures to comply with data usage requirements with respect to these service providers may adversely impact BlackRock. Data providers commonly disclaim the accuracy and completeness of data and BlackRock does not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long term-commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may incur additional costs if such vendor introduces required upgrades to its services.

BlackRock may from time to time transfer key contracts from one third-party provider to another. Key contract transfers may be costly and complex and expose BlackRock to heightened operational and legal risks. Any failure to mitigate such risks could result in reputational harm as well as financial losses to BlackRock and its clients. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key third-party provider to fulfill its obligations could result in activities inconsistent with clients’ investment management or other agreements, have an adverse financial impact on BlackRock products or lead to operational, legal and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

Any disruption to the Company’s distribution channels may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate anti-money laundering and sanctions diligence conducted by third-party distributors, could create reputational and regulatory harm to BlackRock.

Key technology partnerships may expose BlackRock to increased regulatory oversight, as well as migration, execution, technology and operational risks.

BlackRock has a number of key strategic partnerships, including with Microsoft. For instance, the Aladdin infrastructure and environment for BlackRock and its external Aladdin clients are hosted on Microsoft Azure. BlackRock has also migrated certain systems that support its corporate functions to cloud-based platforms. The benefits of cloud-based platforms are significant and BlackRock has adopted a robust risk-based approach to its migration strategies. However, these partnerships also introduce new risks, including: (1) risks associated with relying on third-parties for aspects of infrastructure reliability and stability; (2) software and information security risks arising from the use of cloud technology; (3) operational and execution risks; and (4) risks related to increased regulatory oversight and new compliance obligations, which risks may be further exacerbated as BlackRock and the Aladdin platform continue to grow. A prolonged global failure of cloud services could also impact BlackRock’s other systems. Failures by BlackRock to manage these risks, and/or risks associated with future technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value (“NAV”). The NAV of an ETF is calculated at least once daily, generally at the end of each business day, and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. The creation/redemption feature and arbitrage mechanism of an ETF are designed to make it more likely that the ETF’s shares normally will trade at prices close to the NAV. Notwithstanding these features, exchange prices have in the past deviated measurably from the NAV of certain ETFs and may under certain circumstances do so in the future. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, and the inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively. These risks may be heightened as a result of significant market volatility, the growth of the ETF industry combined with increased market activity, as well as the complexity associated with certain products or asset classes, such as digital assets. Moreover, if market events lead to incidents where ETFs trade at prices that deviate meaningfully from an ETF’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

LEGAL, REGULATORY AND REPUTATIONAL RISKS

BlackRock is subject to extensive regulation around the world, which increases its cost of doing business.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex.

In addition, many of BlackRock’s legal entities are subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the EU Anti-Money Laundering Directives, the Money Laundering, Terrorist Financing and Transfer of Funds Regulations 2017, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the EU and its member states, as well as those imposed by other countries in which BlackRock operates, such as His Majesty’s Treasury’s (“HMT”) Office of Financial Sanctions Implementation.

BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR and UK GDPR, which impose stringent data protection rules for individuals within the European Economic Area (“EEA”) and UK, respectively, and for personal data exported outside the EEA and UK.

BlackRock is additionally subject to scrutiny from various government agencies that focus on antitrust and competition laws and regulations within the US and internationally, including in connection with merger control proceedings and proposed investments. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions against the Company, as well as reputational harm. Moreover, to the extent that these laws and regulations become more stringent, or if BlackRock is required to hold increased levels of capital to support its businesses, the Company’s financial performance or plans for growth may be adversely impacted.

BlackRock may also be adversely affected by a failure to comply with existing laws and regulations or by changes in the interpretation or enforcement of such laws and regulations, including those discussed above. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of BTC’s bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject and regulated by, see Item 1, Business – Regulation.

New regulations informed by global standard setters and/or developed by various national authorities may expose BlackRock to increasing regulatory scrutiny and compliance costs in the jurisdictions in which it operates.

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”) and International Organization of Securities Commissions (“IOSCO”), may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Such workstreams have focused on areas such as money market funds (“MMFs”), open-ended funds (“OEFs”) and sustainability regulations. BlackRock is, and may become, subject to increasing regulation in these areas, see Item 1, Business – Regulation, including:

•
Macroprudential Policies for Asset Managers: Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks, by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed amendments to rules governing OEF liquidity risk management. The EU launched a consultation on macroprudential policies in 2024, including enhanced requirements for liquidity management tools, which may lead to new restrictions on management of OEFs. The UK proposed introducing liquidity facilities to certain asset owners, which could result in regulatory burdens on asset managers. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

•
Global MMF Reforms: Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and requiring mandatory liquidity fees under certain circumstances. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled in the UK, including material increases in required liquidity levels. The EU consultation on macroprudential policies mentioned above may also result in changes to the regulations of EU-domiciled MMFs. Depending on the terms of the final UK and EU reforms, certain of BlackRock’s MMF products could be adversely impacted.
•
Sustainability: Sustainability has been the subject of regulatory focus across jurisdictions. Disclosure standards aligned with the International Sustainability Standards Board's (“ISSB”) inaugural disclosure standards have been adopted by several national regulators, including in Hong Kong, Singapore and Australia, while others are expected to propose ISSB-aligned standards, such as the UK, Canada and Japan. However in the US, final rules issued by the SEC requiring corporate issuers to make climate-related disclosures in their periodic reports are pending litigation, and as of February 2025, the SEC was revisiting its litigation position. The SEC has previously proposed rules requiring enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures on ESG strategies and how ESG factors are considered and GHG emissions disclosure by certain environmentally focused funds. It also increased scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor (“DOL”) issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. In 2023, California passed several laws requiring certain companies doing business in California to publish certain types of climate-related disclosures, and other states may adopt similar laws.

The EU has enacted numerous sustainability regulations, including (1) the Sustainable Finance Disclosure Regulation, requiring sustainability-related disclosures by financial market participants; (2) the EU Taxonomy Regulation, requiring asset managers to report against an EU-wide taxonomy of environmentally sustainable activities and make detailed disclosures relating to ESG characteristics of funds and portfolios; (3) the Corporate Sustainability Reporting Directive ("CSRD"), requiring enhanced sustainability reporting for EU-based and EU-listed companies, and from 2028, for a wider group of global companies; and (4) the Corporate Sustainability Due Diligence Directive ("CSDDD"), requiring in-scope EU companies and certain non-EU companies to manage actual or potential adverse impacts of their activities and their supply chains on human rights and environmental matters. The European Commission (“EC”) is reviewing and may amend aspects of the CSRD, CSDDD and EU Taxonomy Regulation. Meanwhile, the UK continues to work on implementation of its Sustainability Disclosure Requirements.

The EU and the UK Financial Conduct Authority (“FCA”) have issued rules and guidelines on the use of ESG or sustainability related terms in fund names. In addition, the EU adopted regulations on ESG rating providers applicable in mid-2026 while the UK is expected to propose new legislation on ESG rating providers. Japan and Singapore have published codes of conduct for ESG data and rating providers, with Hong Kong considering a similar approach, while India introduced a regulatory framework for ESG rating providers in July 2023.

As jurisdictions continue to develop and implement sustainability regulations and litigation challenging such regulations increases, BlackRock faces greater fragmentation risk related to local application of regulations, resulting in complex and conflicting compliance obligations and legal and regulatory uncertainty.

Global regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and increase costs, including costs related to regulatory compliance, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

Regulatory reforms in the US expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the US, and the level of regulatory scrutiny to which BlackRock is subject has increased. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. New or proposed changes to laws, regulations, policies, initiatives and other government actions may be difficult to anticipate, which provides additional uncertainty and may heighten the Company’s risks related to such actions. While BlackRock is, and may become, subject to numerous reform initiatives in the US, see Item 1, Business – Regulation, key regulatory reforms that may impact the Company include:

•
Antitrust Rules and Guidance: In October 2024, the Federal Trade Commission (“FTC”), with concurrence from the Antitrust Division of the Department of Justice (the “DOJ”) approved amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The final amendments significantly expanded the information required to be reported and documents to be submitted in connection with an HSR filing, which will likely substantially increase any pre-merger notification expenses and may delay transactions. In December 2023, the FTC and DOJ also jointly issued new merger guidelines, which could impact (1) the ability of the Company to expand its services through strategic investments or acquisitions and (2) funds that engage in transactions reportable under HSR.
•
Designation as a Systemically Important Financial Institution (“SIFI”): The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.
•
SEC Rules Governing Security-Based Swaps: In 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions, which, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.

•
SEC Rules on Form PF: In 2023 and 2024, the SEC adopted new rules and amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.
•
US DOL Fiduciary Rule: The US DOL adopted new regulation redefining the meaning of “investment advice fiduciary” under ERISA as well as amendments to several prohibited transaction exemptions applicable to investment advice fiduciaries, which would substantially expand when a person would be considered a fiduciary subject to ERISA and could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock and its distribution partners, and limit BlackRock’s ability to provide certain services to applicable clients. In July 2024, federal courts issued stays on the regulation and implementation has been postponed pending further notice.
•
SEC US Treasury Clearing Mandate: In December 2023, the SEC adopted rules mandating central clearing of US Treasury repurchases and certain other Treasury transactions. The rules require many market participants, including a large number of BlackRock funds and accounts, to clear Treasury repurchase transactions and potentially certain cash Treasury securities transactions through a clearing agency registered with the SEC, which could increase transaction costs for BlackRock’s clients.
•
Proposed Rules on Equity Market Structure: In 2023, the SEC proposed equity market structure reforms that would significantly change how national market system (“NMS”) stock orders are priced, executed and reported. The reforms include: (1) a requirement for certain retail orders to be subject to order-by-order competition, (2) a best execution rule and (3) an adjustment to the tick sizes at which NMS stocks can be quoted or traded. In 2024, the SEC adopted the rule adjusting NMS tick sizes. If the other proposed rules are enacted as proposed, their collective impact may adversely affect market efficiency and execution costs, which would result in negative effects for BlackRock’s business and clients.
•
SEC Rules on Short Sales and Reporting of Securities Loans: In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs.
•
SEC Predictive Data Analytics Rules: The SEC proposed new rules in 2023 that would require broker-dealers and investment advisers, when engaging or communicating with investors using predictive data analytics (“PDA”) and PDA-like technologies, to evaluate such technologies for conflicts of interest and, where identified, eliminate or neutralize the conflict of interest. If adopted as proposed, the rules could encompass a wide range of forward-looking uses of technology applications and impose significant operational burdens and costs.
•
Financial Crimes Enforcement Network Rule for Registered Investment Advisers: In August 2024, the Financial Crime Enforcement Network (“FinCEN”) issued a final rule which will require registered investment advisers to adopt new anti-money laundering requirements beginning in 2026. Under the rule, registered investment advisers will be required to establish written risk-based anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”), as well as comply with Bank Secrecy Act reporting and recordkeeping requirements, which may increase BlackRock’s compliance burdens and costs.
•
SEC Rulemakings for US Registered Funds and Investment Advisers: The SEC has engaged in various initiatives and reviews impacting regulatory structure governing the asset management industry and registered investment companies. For example, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports, adopted final amendments to the rule governing fund names, expanding the scope of the rule to fund names including growth, value, ESG or similar terms, and proposed rules governing outsourcing of certain functions by investment advisers to service providers.

Regulatory reforms in the US could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

International regulatory reforms expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the US and the Company may be affected by several proposed or implemented reform initiatives in the EMEA and the Asia-Pacific regions, as well as volatility associated with international regulatory uncertainty. While BlackRock is, and may become, subject to numerous reform initiatives internationally, see Item 1, Business – Regulation, key reforms in these regions include:

European Union

•
Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms: The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, became applicable beginning in January 2025. DORA, among other things: (1) introduces additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) may potentially subject Aladdin to additional oversight. The European Supervisory Authorities will use data collected under DORA to assess which third party suppliers should be designated as critical to the EU financial system and become subject to further regulatory oversight. In 2024, the UK issued final policies regulating services provided by certain third parties designated by HMT as “critical” to the financial sector, which became effective in January 2025. Entities designated as “critical” will be required to provide additional information to financial regulators, engage in resilience testing and report major incidents like cyber-attacks, natural disasters and power outages.
•
Retail Investment Strategy: The EU continues to consider a proposed Retail Investment Strategy package of amendments intended to enhance protections for retail investors. When enacted, these changes could impact clients’ product preferences and may increase costs for BlackRock in European markets due to additional requirements on distributors and product providers.

•
EMIR 3.0: The EU legislative package known as “EMIR 3.0” introduces key changes to clearing, margining and reporting requirements in the European Market Infrastructure Regulation (EMIR), including: (1) a requirement to hold an “active account” with an EU central counterparty for clearing certain euro-denominated instruments; (2) new reporting requirements for cleared trades; (3) revised clearing thresholds for financial and non-financial counterparties; and (4) amendments related to clearing to the UCITS directive. EMIR 3.0 is expected to impact EU counterparties as well as UK and non-EU entities trading with EU firms, and the collective impact of the package may increase operational complexity, necessitate a reassessment of clearing and trading strategies, and lead to higher transaction costs for BlackRock and its clients.

United Kingdom

•
FSMA 2023: The Financial Services and Markets Act 2023 (“FSMA”) reflects significant changes to the UK framework for financial services regulation, including changes that: (1) revoke, amend or retain EU law on financial services regulation, (2) amend the UK Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation frameworks, (3) establish a new designated activities regime and (4) reform the financial promotion regime for unauthorized firms. Other reforms building upon the FSMA and potentially impacting the asset management sector include: (1) replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including regulation of ESG data providers, UK taxonomy and disclosure requirements; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms, including transition to T+1 settlement; (6) reassessment of the boundary between investment advice and financial guidance; (7) a new UK cryptoasset regime; and (8) continuing reforms to the UK listing regime.
•
Overseas Fund Regime (“OFR”): OFR, the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and continues to be implemented through 2025. For certain types of funds, OFR requires consumer protection regimes in EU countries where such BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market the funds in the UK.
•
Conduct Regulation: The FCA continues to focus on conduct regulation, including the implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.
•
UK Stewardship Code Review: In 2024, the UK Financial Reporting Council released a consultation on reforms to the UK Stewardship Code, including tailored reporting requirements for proxy advisers and investment consultants, which may impact BlackRock’s activities on behalf of its clients.

Asia-Pacific

•
Regulatory Environment in China: The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

International regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

Legal proceedings may cause the Company’s AUM, revenue and earnings to decline.

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the SEC, Office of the Comptroller of the Currency (“OCC”), DOL, Commodity Futures Trading Commission, the FCA, Commission de Surveillance du Secteur Financial and Federal Reserve. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various US state and federal as well as non-US governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations, proceedings or litigations. Governmental or regulatory authorities have and could in the future institute proceedings and/or seek to impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders. Such legal proceedings could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

In addition, when clients retain BlackRock to manage their assets or provide them with products or services, they typically specify contractual requirements or guidelines that BlackRock must observe in the provision of its services. A failure to comply with these guidelines or requirements could expose BlackRock to lawsuits, harm its reputation or cause clients to withdraw assets or terminate contracts.

BlackRock faces increasing focus from regulators, officials, clients and other stakeholders regarding environmental and social-related matters, which may adversely impact its reputation and business.

BlackRock faces increasing focus from regulators, officials, clients and other stakeholders regarding environmental and social-related matters. BlackRock offers choice to its clients who have a variety of goals and preferences, including those who want to increase their exposure to the low-carbon transition and those who choose not to invest in products or strategies with sustainable investment objectives. BlackRock is subject to competing demands from different stakeholder groups with divergent views on environmental and social-related matters, including in countries in which BlackRock operates and invests, as well as in countries, states and localities where BlackRock serves public sector clients. This divergence has and continues to increase the risk that any perceived or actual action or lack thereof by BlackRock on such matters on behalf of its clients will be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through withdrawals, redemptions, terminations or decisions not to commit or invest new capital by clients, as well as legal and governmental action and scrutiny. Some US states and state officials have adopted or proposed legislation or otherwise raised concerns about BlackRock’s business practices. In certain instances, this has led them to take official positions restricting or prohibiting state government entities from doing certain business with entities identified by the state as “boycotting” or “discriminating” against particular industries or considering environmental and social factors in their investment processes and proxy voting. Other states and localities may adopt similar legislation or other environmental and social-related laws and positions that adversely impact BlackRock’s business. BlackRock has previously communicated and may communicate certain initiatives and goals for its corporate activities related to the environment, human capital management, and other environmental and social-related matters. BlackRock faces criticism for the scope or nature of certain initiatives or goals and may face additional criticism for revisions thereto. If BlackRock is not able to successfully manage environmental and social-related expectations across varied stakeholder interests, it may adversely affect BlackRock’s reputation, ability to attract and retain clients, employees, shareholders and business partners or result in litigation, legal or governmental action, which may cause its AUM, revenue and earnings to decline.

Damage to BlackRock’s reputation may harm its business.

BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory, enforcement or other governmental actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, ransomware or other cybersecurity incidents, privacy incidents, employee errors or misconduct, failures to manage risks or conflicts of interest, or legal actions related to BlackRock or its products and services. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity and adverse actions for BlackRock and may continue to do so in the future. Any perceived or actual action or lack thereof, or perceived lack of transparency, by BlackRock on matters subject to scrutiny, such as environmental and social matters, may be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through redemptions or terminations by clients, and legal and governmental action and scrutiny. BlackRock’s global presence and investments on behalf of its clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape. For example, BlackRock has received criticism from some stakeholders because of its operations and investments in certain countries on behalf of clients, including China. These criticisms could adversely impact BlackRock’s reputation and business. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of adverse publicity, inaccurate information or disinformation campaigns about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

A failure to effectively manage potential conflicts of interest could result in litigation or enforcement actions and/or adversely affect BlackRock’s business and reputation, which may cause BlackRock’s AUM, revenue and earnings to decline.

As a global investment management firm that provides investment and technology services to a diverse range of clients, the Company must routinely address and manage conflicts of interest, as well as the perception of conflicts of interest, between itself and its clients, employees or vendors. While BlackRock has policies, controls and disclosure protocols in place to manage and address potential conflicts of interest, identifying and mitigating conflicts of interest can be complex and is the subject of increasing regulatory and media scrutiny. It is possible that actual, potential or perceived conflicts could give rise to investor or client dissatisfaction, adverse publicity, litigation or enforcement actions. In particular, BlackRock’s broad range of investment, advisory and technology offerings, and its focus on providing clients with whole portfolio solutions, may result in clients working with multiple BlackRock businesses and/or BlackRock being engaged by institutions that have a nexus to industries or jurisdictions in which BlackRock operates, which may increase the potential for actual or perceived conflicts of interest and improper information sharing. To the extent that BlackRock fails, or appears to fail, to deal appropriately with any conflict of interest, it may face adverse publicity, reputational damage, litigation, regulatory proceedings, client attrition, penalties, fines and/or sanctions, any of which may cause BlackRock’s AUM, revenue and earnings to decline.

A subsidiary of BlackRock is subject to US banking regulations that may limit its business activities.

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements that may limit its business activities. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Having a subsidiary subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to the limitations imposed by such regulation.

The implications of complying with threshold limits and/or any failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation, impact the performance of certain BlackRock funds and may cause its AUM, revenue and earnings to decline.

Of note among the various regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties or other sanctions, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Moreover, as BlackRock’s business grows it is becoming subject to a greater number of regulatory, industry-level or issuer-specific threshold limits and scrutiny that may prevent BlackRock from holding positions in certain equity securities, securities convertible into equity securities or futures contracts in excess of certain thresholds. In addition, regulators are reviewing and considering changes to their regulatory frameworks on threshold limits and ownership reporting requirements. These changes may result in significant operational impacts and costs to BlackRock and its products depending on their scope. Although BlackRock is actively engaged in regulatory, issuer-specific and structural initiatives to create additional investment capacity, threshold limits may nonetheless prevent the purchase of certain securities which may, in turn, impact the performance of certain BlackRock index funds by increasing tracking error relative to the funds’ benchmarks, impact the performance of certain BlackRock actively managed funds by preventing them from taking advantage of alpha generating opportunities, and impede the Company's growth.

BlackRock has been the subject of commentary citing concerns about the scale of its index investing business, as well as purported competition issues relating to the common ownership theory.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing and concentrated proxy voting power. Some commentators have argued that continued growth of index funds has the potential to impact stock market competitiveness by exacerbating stock price moves and market volatility. Some commentators, regulators and lawmakers have also argued that index managers have accumulated outsized influence through the proxy voting power their clients have assigned them. Some have proposed limitations on the ability of index fund managers to vote or engage on behalf of their clients, or indicated that voting and engagement on certain topics should trigger changes in regulatory status. Additional commentary focuses on the common ownership theory, an academic theory stating that minority ownership of multiple companies within a single industry by the same investor leads to anticompetitive effects. This theory purports to link aggregated equity positions in certain industries with higher consumer prices and executive compensation and lower wages and employment rates, among other things. In 2021, the FTC identified common ownership as a key enforcement area and passed a resolution empowering individual commissioners to investigate shareholder conduct in connection with common ownership. In 2023, the FTC and DOJ released new merger guidelines recognizing that common ownership may reduce competitive incentives and in 2024, the FTC and DOJ submitted a joint comment letter to the Federal Energy Regulatory Commission (“FERC”) encouraging FERC to consider common ownership as a relevant factor in updating regulatory relief available to asset managers. Common ownership may be given greater consideration in regulatory investigations, studies, rule proposals, policy decisions and/or the scrutiny of mergers and acquisitions. The debate on common ownership has been on the agenda of lawmakers, policymakers and competition regulators globally, and common ownership may continue to be a consideration for the EC and European Parliament, among others. There is substantial literature casting doubt on the assumptions, data, methodology and conclusions associated with the common ownership theory, including research conducted by staff of regulatory agencies. Competition regulators, including at the FTC and UK Competition & Markets Authority (“CMA”), have acknowledged that the debate around the theory remains unsettled. Nevertheless, some commentators have proposed remedies, including limits on the ownership stakes of common owners that, if enacted into policy, could have a negative impact on the capital markets, as well as increase costs and limit the availability of products for investors. Such policy solutions could, in turn, adversely affect BlackRock.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. Legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the EC has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). In response, EU member states and several other countries, including the UK, have since adopted laws implementing the OECD’s minimum tax rules under Pillar Two, effective starting in 2024. As a result of these developments, the tax laws of certain countries in which BlackRock does business have changed and may continue to change, and any such changes could increase its tax liabilities. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

The application of tax regulations involves numerous uncertainties, and in the normal course of business US and non-US tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition. Similarly, the Company manages assets in products and accounts that have investment objectives which may conform to tax positions adopted by BlackRock or to specific tax rules. To the extent there are changes in tax law or policy, or regulatory challenges to tax positions adopted by BlackRock, the value or attractiveness of such investments may be diminished and BlackRock may suffer financial or reputational harm.

Item 1B. Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission (“SEC”) staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of the Company’s approach to enterprise risk management (“ERM”). The Company leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams across the firm and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. The Company’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of the Company’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Cybersecurity Governance” below, the Board’s oversight of cybersecurity risk management is supported by the Risk Committee, which regularly interacts with the Company’s risk management function, the Company’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: The Company has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: The Company deploys a range of people, process and technical controls that are designed to protect the Company’s information systems from cybersecurity threats, which may include, among others: physical security controls, perimeter controls, technical assessments, firewalls, network segregation, intrusion detection and prevention, tabletop exercises, ongoing vulnerability and patch management, vendor due diligence, multi-factor authentication, device encryption, application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, and restricted administrative privileges, employee awareness, training, and phishing testing, data loss prevention program and monitoring, information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: The Company maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.
•
Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which the Company does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by the Company’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
•
Education and Awareness: The Company’s employees and contractors are required to complete annual information security training to equip them with effective tools to address cybersecurity threats, and receive communications on the Company’s evolving information security policies and procedures.

The Company’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of the Company’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company's cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. The Company regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2024, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations, or financial condition. For additional information on whether and how risks from cybersecurity threats are reasonably likely to materially affect BlackRock, see “A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.” under Part I, Item 1A, Risk Factors herein.

Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of the Company’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on the Company’s cybersecurity program, technology resilience risk management and related developments from members of the Company's information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at the Company and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Company’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 26-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Item 2. Properties

BlackRock's principal office, which is leased, is located at 50 Hudson Yards, New York, New York. BlackRock leases additional office space throughout the world, including Atlanta, Belgrade (Serbia), Budapest, Edinburgh, Gurgaon (India), Hong Kong, London, Mumbai (India), Princeton (New Jersey), San Francisco and Singapore. The Company also owns an 84,500 square foot office building in Wilmington, Delaware and a 43,000 square foot data center in Amherst, New York.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2025, there were 203 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2024
First Quarter	$5.10
Second Quarter	$5.10
Third Quarter	$5.10
Fourth Quarter	$5.10
2023
First Quarter	$5.00
Second Quarter	$5.00
Third Quarter	$5.00
Fourth Quarter	$5.00

The closing price of BlackRock’s common stock as of February 24, 2025 was $952.80.

Dividends

On January 29, 2025, the Board of Directors approved BlackRock’s quarterly dividend of $5.21 per share to be paid on March 24, 2025 to stockholders of record at the close of business on March 7, 2025.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 through October 31, 2024	5,489	$942.62	—	4,180,939
November 1, 2024 through November 30, 2024	2,246	$979.87	—	4,180,939
December 1, 2024 through December 31, 2024	362,622	$1,046.61	358,288	3,822,651
Total	370,357	$1,044.67	358,288
(1)
Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the share repurchase program that the Company announced in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 7.9 million shares of BlackRock common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the planned acquisitions of HPS Investment Partners (“HPS” or the “HPS Transaction”) and Preqin Holdings Limited (“Preqin” or the “Preqin Transaction”), and the acquisition of Global Infrastructure Management, LLC (“GIP” or the ”GIP Transaction” and together with the HPS Transaction and the Preqin Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) risks related to the HPS Transaction and the Preqin Transaction, including delays in the expected closing date of the HPS Transaction or the Preqin Transaction, the possibility that either or both of the HPS Transaction or the Preqin Transaction do not close, including, but not limited to, due to the failure to satisfy the closing conditions; the possibility that expected synergies and value creation from the HPS Transaction or the Preqin Transaction will not be realized, or will not be realized within the expected time period; and the risk of impacts to business and operational relationships related to disruptions from the HPS Transaction or the Preqin Transaction; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of artificial intelligence; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding environmental and social matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock’s business, products, operations and clients; (21) the ability to attract, train and retain highly qualified professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers to fulfill their obligations to BlackRock; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETFs”) platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $11.6 trillion of AUM at December 31, 2024. With approximately 21,100 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 27, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of GIP for a total consideration, at close, of approximately $3 billion in cash and 6.9 million shares, valued at $5.9 billion. The remaining deferred consideration, all in stock, initially valued at $4.2 billion, is subject to the satisfaction of certain post-closing events. As a result of the closing of the GIP Transaction, BlackRock, Inc. (formerly known as BlackRock Funding, Inc.) (“New BlackRock”) became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) (“Old BlackRock”), GIP and their respective subsidiaries. In addition, New BlackRock became the publicly listed company and retained the ticker symbol “BLK”. References herein to BlackRock or the Company for any period (1) prior to the closing of the GIP Transaction on October 1, 2024 refer to Old BlackRock and (2) thereafter refer to New BlackRock. For additional information related to this reorganization, see Note 1, Business Overview and Note 3, Acquisitions in the notes to the consolidated financial statements contained in Part II, Item 8.

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

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.2 billion based on the GBP/USD foreign exchange rate at December 31, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is anticipated to close in the first quarter of 2025, subject to customary closing conditions.

In December 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of HPS, a leading global credit investment manager with 100% of the consideration paid in BlackRock equity. The equity will generally be delivered in units of a wholly-owned subsidiary of BlackRock (“SubCo Units”) which will be exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered will be based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). Approximately 9.2 million SubCo Units and restricted stock units ("RSUs") will be paid at closing. Approximately 2.9 million SubCo Units, will be paid in approximately five years, subject to the satisfaction of certain post-closing conditions. In addition, there is potential for additional consideration to be earned of up to 1.6 million SubCo Units that is based on financial performance milestones measured and paid in approximately five years. Of the total deal consideration, up to 0.7 million units will be used to fund an equity retention pool for HPS employees. In aggregate, inclusive of all SubCo Units paid at closing, eligible to be paid in approximately five years, and potentially earned through achievement of financial performance milestones as well as BlackRock RSUs to be issued in the transaction, the maximum amount of common stock issuable upon exchange of such SubCo Units would be approximately 13.7 million shares. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. The HPS Transaction is anticipated to close in mid-2025 subject to regulatory approvals and customary closing conditions.

The following discussion includes a comparison of BlackRock’s results for 2024 and 2023. For a discussion of BlackRock’s results for 2022 and a comparison of results for 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024.

Business Outlook

BlackRock’s strategy continues to be guided by the Company's clients' needs and focus on the long-term, which the Company believes better enables it to deliver durable returns for shareholders and create value for all of its stakeholders. BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments and provide clients with choice in how they seek to achieve their unique financial goals. BlackRock is positioned to provide alpha-seeking active, private markets, index and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, as well as investors in ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. BlackRock’s long-term strategy remains to keep alpha at the heart of BlackRock; drive growth in ETFs, private markets, and technology; be the global leader in sustainable investing; and lead as a whole portfolio advisor.

BlackRock's framework for long-term shareholder value creation is predicated on generating differentiated organic growth, leveraging scale to increase operating margins over time, and returning capital to shareholders on a consistent basis. BlackRock's diversified platform, in terms of style, product, client and geography, enables it to generate more stable cash flows through market cycles, positioning BlackRock to invest for the long-term by striking an appropriate balance between investing for future growth and prudent discretionary expense management.

BlackRock has invested to serve the full breadth of client needs. Clients increasingly want to build portfolios that are seamlessly integrated across public and private markets, and that are underpinned by data, risk management and technology. The Company is differentiated in being able to deliver across public and private markets, equity and debt, and in the way that best serves each client – from broad-based ETFs to customized whole portfolio solutions. The Company also offers its Aladdin technology to support integrated public-private portfolios.

2024 was a milestone year of organic and inorganic programmatic actions grounded in client needs, investment capability expansion, technology and scale. Clients entrusted BlackRock with a record $641 billion of net inflows in 2024, led by two consecutive record flows quarters in the second half of the year. The Company’s closing of the GIP transaction and planned acquisitions of HPS and Preqin are expected to expand and enhance private markets investment and data capabilities.

BlackRock expects 2025 to be a dynamic investing environment. Mega forces like artificial intelligence ("AI") and an ongoing evolution in debt financing are transforming economies and their long-term growth trajectories. Capital markets will play a key role in these transformations. Private markets assets are an increasingly vital part of capital markets, and blending both public and private markets will be critical in fully capturing growth opportunities.

BlackRock is well-positioned to capitalize on structural growth opportunities against a backdrop of economic and capital markets evolution. The Company has made coordinated investments to build the premier long-term capital partner and technology provider across public and private markets. The acquisition of GIP, and the planned acquisitions of Preqin and HPS, each position BlackRock’s platform ahead of evolving client needs and structural industry trends.

BlackRock has built a broad private markets platform with $212 billion of AUM across infrastructure, private credit, real estate, private equity and multi-alternatives. As of December 31, 2024, BlackRock had approximately $45 billion of committed capital to deploy for institutional clients in a variety of private markets strategies, and remains confident in its ability to accelerate growth as a leader in private markets. BlackRock also manages $76 billion in liquid alternatives, as well as $90 billion in liquid credit strategies, included within fixed income AUM. With the close of the GIP transaction, and the planned acquisition of HPS, BlackRock’s alternatives platform is expected to represent approximately $600 billion in client assets making it a top five alternatives provider.

The private markets – and clients’ allocations to them – are expected to continue to grow. Standardized, transparent private markets data and analytics will be increasingly important. As with Aladdin, BlackRock believes it can add even more value to Preqin as both a user and provider of private markets data and risk analytics. Aladdin expanded into new asset classes and markets as BlackRock and its clients evolved, and it expects the same for Preqin.

In addition to private markets, BlackRock is executing on a strong opportunity set across multiple growth channels. These include ETFs, whole portfolio solutions like outsourced mandates and models, and technology.

The ETF industry has been growing rapidly, driven by structural tailwinds including the use of ETFs as active tools, the migration from commission-based to fee-based wealth management, growth in model portfolios, expansion of digital wealth platforms, and the modernization of the bond market. BlackRock’s ETF growth strategy is centered on increasing scale and pursuing global growth themes in client and product segments, including Core, Strategic, which includes Fixed Income, Factors, Sustainable and Thematic ETFs, and Precision Exposures. BlackRock views ETFs as a technology that facilitates investing, and ETFs have become core to asset management. The Company believes that ETFs will continue to be a structural growth area as clients turn to ETFs as the preferred vehicle for investing strategies of all types. BlackRock has been a leader in expanding the market for ETFs by making them more accessible and by delivering new asset classes like bonds or cryptocurrency and investment strategies like active. Approximately a quarter of 2024 ETF net inflows of $390 billion were into products launched in the last five years. Active ETFs delivered $22 billion in net inflows in 2024, while BlackRock’s Bitcoin exchange-traded product (“ETP”) was the largest ETF launch in history, growing to over $50 billion of AUM in less than a year. BlackRock will continue to innovate at the product and portfolio level and accelerate distribution capabilities to deliver differentiated investment solutions.

As the asset management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s strategy is focused on creating outcome-oriented client solutions for both retail investors and institutions. This includes having a diverse platform of alpha-seeking active, index and private markets products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. BlackRock has also seen strong momentum in outsourcing solutions among institutional clients, including the funding of several significant mandates in 2024, and anticipates continued outsourcing opportunities in the future.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Market volatility, growing cost pressures, and complexity in optimizing whole portfolios underscore the need for enterprise operating and risk management technology, and should continue to drive demand for holistic and flexible technology solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. Through the integration of Aladdin and eFront, clients are able to better manage and analyze risk across their whole portfolio spanning public and private markets. BlackRock is empowering clients with data and opening Aladdin by creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience. Investments in Aladdin AI copilots, enhancements in openness supporting ecosystem partnerships, and advancing whole portfolio solutions including private markets and digital assets are expected to further augment the value of using Aladdin. BlackRock’s planned acquisition of Preqin is expected to expand capabilities beyond private markets investment management and technology to data.

Across BlackRock, many clients are focusing on the impact of sustainability factors on their portfolios. This shift has been driven by an increased understanding of how sustainability-related factors can affect economic growth, asset values, and financial markets as a whole. As a fiduciary, BlackRock is committed to providing clients with choice and then executing in accordance with their chosen objectives – for some clients, this includes investing in sustainable strategies. The Company aims to deliver the best risk-adjusted returns within the mandates clients choose, underpinned by research, data, and analytics.

BlackRock’s investment management revenue is primarily comprised of fees earned as a percentage of AUM and, in some cases, performance fees, which are normally expressed as a percentage of fund returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or alternative investments in which BlackRock invests on behalf of clients, and BlackRock’s ability to maintain strong investment performance, could impact BlackRock’s AUM, revenue and earnings.

Central banks globally have taken actions to reduce or maintain interest rates, after a rapid rate hiking regime in 2022 and much of 2023, in an effort to moderate inflation. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Changes in global interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows. BlackRock’s business may also be impacted by governmental changes, as well as potential regulations, foreign and trade policies and fiscal spending that may arise as a result of such changes. See Part I, Item 1A, Risk Factors herein for information on the possible future effects of changes in global interest rates and governmental changes on the Company's results.

BlackRock manages $2.9 trillion in fixed income assets, nearly two-thirds of which are owned by institutions for strategic or liability-matching purposes. BlackRock believes it is well positioned for a stabilizing rate environment due to the breadth, diversification and investment performance of its fixed income platform which encompasses active, ETFs and non-ETF index fixed income products, and a range of strategies, including unconstrained, high yield, total return and short-duration.

BlackRock manages $6.3 trillion of equity assets across markets globally. Beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and investment advisory and administration fees (collectively “base fees”) and securities lending revenue.

BlackRock believes its strategy aligns with expected future client demand and structural growth opportunities in areas including private markets, such as infrastructure and private credit; ETFs; whole portfolio solutions including outsourcing and models; and integrated public-private markets enterprise technology through Aladdin, eFront and Preqin upon the transaction’s closing.

BlackRock enters 2025 with strong momentum across its franchise, including its newly enhanced private markets platform. The Company is positioned ahead of market opportunities that it believes will drive outsized growth for BlackRock in the years to come.

Executive Summary

(in millions, except per share data)	2024	2023
GAAP basis(1):
Total revenue	$20,407	$17,859
Total expense	12,833	11,584
Operating income	$7,574	$6,275
Operating margin	37.1%	35.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	578	706
Income tax expense	1,783	1,479
Net income attributable to BlackRock	$6,369	$5,502
Diluted earnings per common share	$42.01	$36.51
Effective tax rate	21.9%	21.2%
As adjusted(2):
Operating income	$8,110	$6,593
Operating margin	44.5%	41.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$533	$648
Net income attributable to BlackRock	$6,612	$5,692
Diluted earnings per common share	$43.61	$37.77
Effective tax rate	23.5%	21.4%
Other:
Assets under management (end of period)	$11,551,251	$10,008,995
Diluted weighted-average common shares outstanding	151.6	150.7
Shares outstanding (end of period)	154.9	148.5
Book value per share(3)	$306.52	$264.96
Cash dividends declared and paid per share	$20.40	$20.00
(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity, divided by total shares outstanding at December 31 of the respective year-end.

2024 Compared with 2023

GAAP. Operating income of $7.6 billion increased $1.3 billion and operating margin of 37.1% increased 200 bps from 2023. Increases in operating income and operating margin reflected higher base fees, driven by the positive impact of markets on average AUM, organic base fee growth and fees on AUM acquired in the GIP Transaction, as well as higher performance fees and technology services revenue, partially offset by higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Expense for 2024 was impacted by the GIP Transaction, including nonrecurring retention-related deferred compensation expense, acquisition-related costs and amortization of intangible assets acquired in the GIP Transaction. In addition, expense for 2024 included a $50 million noncash impairment charge related to certain indefinite-lived open-end management contracts. Expense for 2023 included a restructuring charge of $61 million in connection with initiatives to reorganize specific platforms, primarily Aladdin and private markets, to stay ahead of client needs.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests ("NCI") decreased $128 million from 2023, driven primarily by lower mark-to-market revaluation of private equity co-investments and higher interest expense, partially offset by higher interest and dividend income, a pre-tax gain of approximately $66 million in connection with a transaction related to a minority investment in EquiLend Holdings, LLC (the "EquiLend Transaction"), and higher mark-to-market gains on unhedged seed capital investments and certain minority investments.

Income tax expense for 2024 included discrete tax benefits of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure, $63 million related to the realization of capital losses from changes in the Company's organizational tax structure, $37 million related to vested stock-based compensation awards, and a net noncash discrete tax expense of $14 million related to the revaluation of deferred income tax liabilities. Income tax expense for 2023 included $242 million discrete tax net benefits related to the resolution of certain outstanding tax matters and stock-based compensation awards that vested in 2023.

Earnings per diluted common share increased $5.50, or 15%, from 2023, primarily reflecting higher operating income, partially offset by a higher effective tax rate and lower nonoperating income.

As Adjusted. Operating income of $8.1 billion increased $1.5 billion and operating margin of 44.5% increased 280 bps from 2023. Earnings per diluted common share increased $5.84, or 15%, from 2023, reflecting higher operating income, partially offset by a higher effective tax rate and lower nonoperating income. The acquisition related expenses and the noncash impairment charge of $50 million described above have been excluded from as adjusted results for 2024. In addition, income tax expense for 2024 excluded the $137 million of benefit and the $14 million net noncash tax expense described above. The pre-tax restructuring charge of $61 million described above has been excluded from as adjusted results for 2023.

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

Computations and reconciliations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2024	2023
Operating income, GAAP basis	$7,574	$6,275
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	43	57
Amortization and impairment of intangible assets (b)	291	151
Acquisition-related compensation costs (b)	148	17
Acquisition-related transaction costs (b)(1)	90	7
Contingent consideration fair value adjustments (b)	(36)	3
Lease costs - New York (c)	—	14
Restructuring charge (d)	—	61
Reduction of indemnification asset (e)(1)	—	8
Operating income, as adjusted	$8,110	$6,593
Revenue, GAAP basis	$20,407	$17,859
Non-GAAP adjustments:
Distribution fees	(1,273)	(1,262)
Investment advisory fees	(898)	(789)
Revenue used for operating margin measurement	$18,236	$15,808
Operating margin, GAAP basis	37.1%	35.1%
Operating margin, as adjusted	44.5%	41.7%
(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

(in millions)	2024	2023
Nonoperating income (expense), GAAP basis	$721	$880
Less: Net income (loss) attributable to NCI	143	174
Nonoperating income (expense), net of NCI	578	706
Less: Hedge gain (loss) on deferred cash compensation plans (a)	45	58
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$533	$648

(3) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2024	2023
Net income attributable to BlackRock, Inc., GAAP basis	$6,369	$5,502
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(1)	(1)
Amortization and impairment of intangible assets (b)	218	114
Acquisition-related compensation costs (b)	110	12
Acquisition-related transaction costs (b)	66	5
Contingent consideration fair value adjustments (b)	(27)	3
Lease costs - New York (c)	—	11
Restructuring charge (d)	—	46
Income tax matters	(123)	—
Net income attributable to BlackRock, Inc., as adjusted	$6,612	$5,692
Diluted weighted-average common shares outstanding	151.6	150.7
Diluted earnings per common share, GAAP basis	$42.01	$36.51
Diluted earnings per common share, as adjusted	$43.61	$37.77
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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization and noncash impairment of intangible assets, other acquisition-related costs, including professional services expense and compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
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
(d)
Restructuring charge. In the fourth quarter of 2023, the Company recorded a restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with initiatives to reorganize specific platforms, primarily Aladdin and private markets. Management believes excluding the impact of these restructuring charges when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
(e)
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
•
Revenue used for calculating operating margin, as adjusted, is reduced to exclude all of the Company’s distribution fees, which are recorded as a separate line item on the consolidated statements of income, as well as a portion of investment advisory fees received that is used to pay distribution and servicing costs. For certain products, based on distinct arrangements, distribution fees are collected by the Company and then passed-through to third-party client intermediaries. For other products, investment advisory fees are collected by the Company and a portion is passed-through to third-party client intermediaries. However, in both structures, the third-party client intermediary similarly owns the relationship with the retail client and is responsible for distributing the product and servicing the client. The amount of distribution and investment advisory fees fluctuates each period primarily based on a predetermined percentage of the value of AUM during the period. These fees also vary based on the type of investment product sold and the geographic location where it is sold. In addition, the Company may waive fees on certain products that could result in the reduction of payments to the third-party intermediaries.

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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amounts for income tax matters in 2024 include a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization. In addition, amounts for 2024 include a net noncash expense of $14 million associated with the revaluation of deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. This discrete tax expense has been excluded from the as adjusted results as it does not have a cash flow impact as well as to ensure comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares outstanding.

(4) Annual Contract Value ("ACV"): Management believes ACV is an effective metric for reviewing BlackRock’s technology services’ ongoing contribution to its operating results and provides comparability of this information among reporting periods while also providing a useful supplemental metric for both management and investors of BlackRock’s growth in technology services revenue over time, as it is linked to the net new business in technology services. ACV represents forward-looking, annualized estimated value of the recurring subscription fees under client contracts, assuming all client contracts that come up for renewal are renewed, unless we have received a notice of termination, even though such notice may not be effective until a later date. ACV also includes the annualized estimated value of new sales, for existing and new clients, when we execute client contracts, even though the recurring fees may not be effective until a later date and excludes nonrecurring fees such as implementation and consulting fees.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2024	2023	2024	2023
Retail	$1,015,827	$929,697	$24,367	$(8,473)
ETFs	4,230,375	3,499,299	390,433	185,942
Institutional:
Active	2,136,749	1,912,673	64,447	87,106
Index	3,247,637	2,902,489	9,374	(55,125)
Institutional subtotal	5,384,386	4,815,162	73,821	31,981
Long-term	10,630,588	9,244,158	488,621	209,450
Cash management	920,663	764,837	152,730	79,245
Total	$11,551,251	$10,008,995	$641,351	$288,695

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2024	2023	2024	2023
Active	$2,870,656	$2,621,178	$62,164	$59,221
Index and ETFs	7,759,932	6,622,980	426,457	150,229
Long-term	10,630,588	9,244,158	488,621	209,450
Cash management	920,663	764,837	152,730	79,245
Total	$11,551,251	$10,008,995	$641,351	$288,695

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2024	2023	2024	2023
Equity	$6,310,191	$5,293,344	$225,568	$(11,490)
Fixed income	2,905,669	2,804,026	163,669	143,087
Multi-asset	992,921	870,804	51,678	82,787
Alternatives:
Private markets	211,974	136,909	9,457	13,665
Liquid alternatives	76,390	74,233	(2,609)	(11,370)
Currency and commodities(1)	133,443	64,842	40,858	(7,229)
Alternatives subtotal	421,807	275,984	47,706	(4,934)
Long-term	10,630,588	9,244,158	488,621	209,450
Cash management	920,663	764,837	152,730	79,245
Total	$11,551,251	$10,008,995	$641,351	$288,695
(1)
Amounts include cryptocurrency and commodity ETFs and ETPs.

The following table presents the component changes in BlackRock’s AUM for 2024 and 2023.

(in millions)	2024	2023
Beginning AUM	$10,008,995	$8,594,485
Net inflows (outflows):
Long-term	488,621	209,450
Cash management	152,730	79,245
Total net inflows (outflows)	641,351	288,695
Acquisitions(1)	73,949	2,177
Market change	992,964	1,073,550
FX impact(2)	(166,008)	50,088
Total change	1,542,256	1,414,510
Ending AUM	$11,551,251	$10,008,995
(1)
Amount for 2024 includes AUM attributable to the GIP Transaction and the SpiderRock Transaction. Amount for 2023 includes AUM attributable to the acquisition of Kreos Capital in August 2023 (the "Kreos Transaction").
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

BlackRock has historically grown AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM organically by focusing on strong investment performance, efficient delivery of beta for index products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2024

The following table presents the component changes in AUM by client type and product type for 2024.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$435,734	$15,285	$4,074	$54,257	$(4,232)	$505,118	$485,161
Fixed income	312,799	11,671	—	1,483	(7,312)	318,641	316,520
Multi-asset	139,537	(2,328)	—	14,420	(651)	150,978	147,169
Alternatives	41,627	(261)	—	69	(345)	41,090	41,087
Retail subtotal	929,697	24,367	4,074	70,229	(12,540)	1,015,827	989,937
ETFs:
Equity	2,532,631	236,357	—	359,322	(21,912)	3,106,398	2,845,456
Fixed income	898,403	112,341	—	(16,291)	(8,801)	985,652	948,250
Multi-asset	9,140	1,025	—	841	(272)	10,734	9,451
Alternatives	59,125	40,710	—	27,919	(163)	127,591	89,331
ETFs subtotal	3,499,299	390,433	—	371,791	(31,148)	4,230,375	3,892,488
Institutional:
Active:
Equity	186,688	5,380	—	30,876	(4,096)	218,848	207,929
Fixed income	836,823	(2,843)	—	16,885	(10,537)	840,328	841,830
Multi-asset	717,182	54,887	—	72,798	(16,828)	828,039	774,210
Alternatives	171,980	7,023	69,875	3,618	(2,962)	249,534	191,190
Active subtotal	1,912,673	64,447	69,875	124,177	(34,423)	2,136,749	2,015,159
Index:
Equity	2,138,291	(31,454)	—	420,860	(47,870)	2,479,827	2,333,824
Fixed income	756,001	42,500	—	(5,068)	(32,385)	761,048	759,871
Multi-asset	4,945	(1,906)	—	204	(73)	3,170	3,693
Alternatives	3,252	234	—	165	(59)	3,592	2,912
Index subtotal	2,902,489	9,374	—	416,161	(80,387)	3,247,637	3,100,300
Institutional subtotal	4,815,162	73,821	69,875	540,338	(114,810)	5,384,386	5,115,459
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007
(1)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for 2024.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$427,448	$(6,333)	$4,074	$48,479	$(6,505)	$467,163	$461,583
Fixed income	1,123,422	9,184	—	18,516	(17,248)	1,133,874	1,133,152
Multi-asset	856,705	52,553	—	87,221	(17,478)	979,001	921,364
Alternatives	213,603	6,760	69,875	3,687	(3,307)	290,618	232,274
Active subtotal	2,621,178	62,164	73,949	157,903	(44,538)	2,870,656	2,748,373
Index and ETFs:
ETFs:
Equity	2,532,631	236,357	—	359,322	(21,912)	3,106,398	2,845,456
Fixed income	898,403	112,341	—	(16,291)	(8,801)	985,652	948,250
Multi-asset	9,140	1,025	—	841	(272)	10,734	9,451
Alternatives	59,125	40,710	—	27,919	(163)	127,591	89,331
ETFs subtotal	3,499,299	390,433	—	371,791	(31,148)	4,230,375	3,892,488
Non-ETF index:
Equity	2,333,265	(4,456)	—	457,514	(49,693)	2,736,630	2,565,331
Fixed income	782,201	42,144	—	(5,216)	(32,986)	786,143	785,069
Multi-asset	4,959	(1,900)	—	201	(74)	3,186	3,708
Alternatives	3,256	236	—	165	(59)	3,598	2,915
Non-ETF index subtotal	3,123,681	36,024	—	452,664	(82,812)	3,529,557	3,357,023
Index & ETFs subtotal	6,622,980	426,457	—	824,455	(113,960)	7,759,932	7,249,511
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007

The following table presents the component changes in AUM by product type for 2024.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$5,293,344	$225,568	$4,074	$865,315	$(78,110)	$6,310,191	$5,872,370
Fixed income	2,804,026	163,669	—	(2,991)	(59,035)	2,905,669	2,866,471
Multi-asset	870,804	51,678	—	88,263	(17,824)	992,921	934,523
Alternatives:
Private markets	136,909	9,457	69,875	(1,803)	(2,464)	211,974	154,597
Liquid alternatives	74,233	(2,609)	—	5,482	(716)	76,390	75,402
Currency and commodities(4)	64,842	40,858	—	28,092	(349)	133,443	94,521
Alternatives subtotal	275,984	47,706	69,875	31,771	(3,529)	421,807	324,520
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007
(1)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include cryptocurrency and commodity ETFs and ETPs.

AUM increased $1.5 trillion to $11.6 trillion at December 31, 2024 from $10.0 trillion at December 31, 2023, driven primarily by net market appreciation, net inflows, led by flows into equity, bond and cryptocurrency products, cash management, and significant outsourcing mandates, and AUM added from the GIP Transaction, partially offset by the negative impact of foreign exchange movements.

Net market appreciation of $993 billion was primarily driven by global equity market appreciation.

AUM decreased $166 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the euro, the Japanese yen, the Canadian dollar and the British pound.

For further discussion on AUM, see Part I, Item 1 – Business – Assets Under Management.

Component Changes in AUM for 2023

The following table presents the component changes in AUM by client type and product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Retail:
Equity	$370,612	$2,810	$—	$58,248	$4,064	$435,734	$403,530
Fixed income	299,114	(2,471)	—	11,821	4,335	312,799	306,232
Multi-asset	125,168	(236)	—	14,022	583	139,537	131,236
Alternatives	48,581	(8,576)	—	1,286	336	41,627	45,319
Retail subtotal	843,475	(8,473)	—	85,377	9,318	929,697	886,317
ETFs:
Equity	2,081,742	81,223	—	362,885	6,781	2,532,631	2,262,361
Fixed income	758,093	111,956	—	24,544	3,810	898,403	824,832
Multi-asset	8,875	(746)	—	949	62	9,140	8,024
Alternatives	60,900	(6,491)	—	4,626	90	59,125	61,439
ETFs subtotal	2,909,610	185,942	—	393,004	10,743	3,499,299	3,156,656
Institutional:
Active:
Equity	168,734	(13,301)	—	29,088	2,167	186,688	174,967
Fixed income	774,955	4,714	—	53,538	3,616	836,823	798,832
Multi-asset	544,469	85,665	—	79,644	7,404	717,182	642,051
Alternatives	153,433	10,028	2,177	4,925	1,417	171,980	162,871
Active subtotal	1,641,591	87,106	2,177	167,195	14,604	1,912,673	1,778,721
Index:
Equity	1,814,266	(82,222)	—	401,047	5,200	2,138,291	1,979,704
Fixed income	704,661	28,888	—	17,774	4,678	756,001	713,802
Multi-asset	6,392	(1,896)	—	559	(110)	4,945	5,882
Alternatives	3,296	105	—	(138)	(11)	3,252	3,263
Index subtotal	2,528,615	(55,125)	—	419,242	9,757	2,902,489	2,702,651
Institutional subtotal	4,170,206	31,981	2,177	586,437	24,361	4,815,162	4,481,372
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700
(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Active:
Equity	$392,836	$(26,772)	$—	$57,431	$3,953	$427,448	$409,687
Fixed income	1,053,083	(882)	—	64,203	7,018	1,123,422	1,080,917
Multi-asset	669,629	85,424	—	93,665	7,987	856,705	773,278
Alternatives	202,012	1,451	2,177	6,210	1,753	213,603	208,189
Active subtotal	2,317,560	59,221	2,177	221,509	20,711	2,621,178	2,472,071
Index and ETFs:
ETFs:
Equity	2,081,742	81,223	—	362,885	6,781	2,532,631	2,262,361
Fixed income	758,093	111,956	—	24,544	3,810	898,403	824,832
Multi-asset	8,875	(746)	—	949	62	9,140	8,024
Alternatives	60,900	(6,491)	—	4,626	90	59,125	61,439
ETFs subtotal	2,909,610	185,942	—	393,004	10,743	3,499,299	3,156,656
Non-ETF index:
Equity	1,960,776	(65,941)	—	430,952	7,478	2,333,265	2,148,514
Fixed income	725,647	32,013	—	18,930	5,611	782,201	737,949
Multi-asset	6,400	(1,891)	—	560	(110)	4,959	5,891
Alternatives	3,298	106	—	(137)	(11)	3,256	3,264
Non-ETF index subtotal	2,696,121	(35,713)	—	450,305	12,968	3,123,681	2,895,618
Index & ETFs subtotal	5,605,731	150,229	—	843,309	23,711	6,622,980	6,052,274
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700

The following table presents the component changes in AUM by product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Equity	$4,435,354	$(11,490)	$—	$851,268	$18,212	$5,293,344	$4,820,562
Fixed income	2,536,823	143,087	—	107,677	16,439	2,804,026	2,643,698
Multi-asset	684,904	82,787	—	95,174	7,939	870,804	787,193
Alternatives:
Private markets	117,751	13,665	2,177	1,885	1,431	136,909	127,655
Liquid alternatives	80,654	(11,370)	—	4,548	401	74,233	77,595
Currency and commodities(4)	67,805	(7,229)	—	4,266	—	64,842	67,642
Alternatives subtotal	266,210	(4,934)	2,177	10,699	1,832	275,984	272,892
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700
(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs and ETPs.

AUM increased $1.4 trillion to $10.0 trillion at December 31, 2023 from $8.6 trillion at December 31, 2022, driven primarily by net market appreciation, net inflows, led by flows into bond and equity ETFs, cash management, significant outsourcing mandates and growth in private markets.

Net market appreciation of $1.1 trillion was primarily driven by global equity market appreciation.

AUM increased $50 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar largely against the British pound and the euro, partially offset by the strengthening of the US dollar against the Japanese yen.

Discussion of Financial Results

Introduction

The Company derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Net inflows or outflows represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral in the form of cash or securities, with minimum collateral generally ranging from approximately 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed.

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time when investment performance exceeds a contractual threshold, and when it is determined that the fees are no longer probable of significant reversal. As such, the timing of recognition of performance fees may increase the volatility of the Company’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on private market products and a greater number and size of liquid products with performance measurement periods that end in the third and fourth quarters.

The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

The Company earns distribution and service fees for distributing investment products and providing support services to investment portfolios. The fees are primarily based on AUM and are recognized when the amount of fees is known.

The Company advises global financial institutions, regulators, and government entities across a range of risk, regulatory, capital markets and strategic services. Fees earned for advisory services, which are included in advisory and other revenue, are determined using fixed-rate fees and are recognized over time as the related services are completed.

The Company earns fees for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of its customers. Commissions related to transition management services, which are included in advisory and other revenue, are recorded on a trade-date basis as transactions occur.

Beginning in the first quarter of 2024, BlackRock updated the presentation of the Company’s expense line items within the consolidated statements of income by including a new “sales, asset and account expense” income statement caption. Such expense line items have been recast for 2023 to conform to this new presentation. For a recast of 2023 expense line items, see page 12 of Exhibit 99.1 to the Current Report on Form 8-K furnished on April 12, 2024. Operating expense reflects employee compensation and benefits, sales, asset and account expense, general and administration expense, and amortization and impairment of intangible assets.

•
Employee compensation and benefits expense includes salaries, commissions, temporary help, incentive compensation, employer payroll taxes, severance and related benefit costs.
•
Sales, asset and account expense includes distribution and servicing costs, direct fund expense, and sub-advisory and other expense. These expenses primarily vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

- Distribution and servicing costs, which are primarily AUM driven, include payments to third parties, primarily associated with distribution and servicing of client investments in certain Company products.

- Direct fund expense primarily consists of third-party non-advisory expenses incurred by the Company related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, audit and tax services as well as other fund-related expenses directly attributable to the non-advisory operations of the fund.

- Sub-advisory and other expense is primarily related to the contracts where third-party advisors provide investment advisory services on the Company's behalf.

•
General and administration expense includes marketing and promotional (including travel and entertainment expense), occupancy and office-related, portfolio services (including market data costs), technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the net impact of foreign currency remeasurement, and other general and administration expense.

Approximately 80% of the Company’s revenue is generated in US dollars. The Company’s revenue and expense generated in foreign currencies (primarily the euro and British pound) are impacted by foreign exchange rates. Any effect of foreign exchange rate change on revenue is partially offset by a change in expense driven by the Company’s considerable non-dollar expense base related to its operations outside the US.

Nonoperating income (expense) includes the effect of changes in the valuations on investments and earnings on equity method investments as well as interest and dividend income and interest expense. The Company primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, private credit, hedge funds and real assets. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment products (“CIPs”). The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The table below presents detail of revenue for 2024 and 2023 and includes the product type mix of base fees and securities lending revenue and performance fees.

(in millions)	2024	2023
Revenue:
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,166	$2,000
ETFs	5,124	4,418
Non-ETF index	784	743
Equity subtotal	8,074	7,161
Fixed income:
Active	1,952	1,897
ETFs	1,367	1,230
Non-ETF index	369	353
Fixed income subtotal	3,688	3,480
Multi-asset	1,278	1,203
Alternatives:
Private markets	1,196	889
Liquid alternatives	568	572
Currency and commodities(1)	247	185
Alternatives subtotal	2,011	1,646
Long-term	15,051	13,490
Cash management	1,049	909
Total investment advisory, administration fees and securities lending revenue(2)	16,100	14,399
Investment advisory performance fees:
Equity	161	99
Fixed income	34	4
Multi-asset	24	28
Alternatives:
Private markets	308	273
Liquid alternatives	680	150
Alternatives subtotal	988	423
Total investment advisory performance fees	1,207	554
Technology services revenue	1,603	1,485
Distribution fees	1,273	1,262
Advisory and other revenue:
Advisory	49	81
Other	175	78
Total advisory and other revenue	224	159
Total revenue	$20,407	$17,859
(1)
Amounts include cryptocurrency and commodity ETFs and ETPs.
(2)
Amounts include $615 million and $675 million of securities lending revenue for 2024 and 2023, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2024	2023	2024	2023
Equity:
Active	13%	14%	4%	4%
ETFs	32%	31%	27%	24%
Non-ETF index	5%	5%	24%	23%
Equity subtotal	50%	50%	55%	51%
Fixed income:
Active	12%	13%	10%	12%
ETFs	8%	9%	9%	9%
Non-ETF index	2%	2%	7%	8%
Fixed income subtotal	22%	24%	26%	29%
Multi-asset	8%	8%	9%	9%
Alternatives:
Private markets	7%	7%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	2%	1%	1%	1%
Alternatives subtotal	13%	12%	3%	3%
Long-term	93%	94%	93%	92%
Cash management	7%	6%	7%	8%
Total AUM	100%	100%	100%	100%
(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)
Amounts include cryptocurrency and commodity ETFs and ETPs.

Revenue increased $2.5 billion, or 14%, from 2023, primarily driven by the positive impact of market beta on average AUM, organic base fee growth, and fees on AUM acquired in the GIP Transaction, as well as higher performance fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $16.1 billion in 2024 increased $1.7 billion from $14.4 billion in 2023, primarily driven by the impact of market beta on average AUM, organic base fee growth and approximately $230 million of fees related to AUM acquired in the GIP Transaction, partially offset by lower securities lending revenue. Securities lending revenue of $615 million decreased $60 million from $675 million in 2023, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $1.2 billion in 2024 increased $653 million from $554 million in 2023, primarily driven by higher revenue from liquid alternative products, including strong performance from a single hedge fund in 2024, and higher revenue from long-only and private market products.

Technology services revenue of $1.6 billion in 2024 increased $118 million from $1.5 billion in 2023, reflecting sustained demand for Aladdin technology offerings and the successful onboarding of a number of new clients.

Advisory and other revenue of $224 million in 2024 increased $65 million from $159 million in 2023, reflecting the impact of presenting earnings (losses) from certain equity method minority investments within nonoperating income (expense) beginning in the first quarter of 2024 and higher transition management assignments, partially offset by lower revenue from advisory assignments.

Expense

The following table presents expense for 2024 and 2023.

(in millions)	2024	2023
Expense:
Employee compensation and benefits	$6,546	$5,779
Sales, asset and account expense(1):
Distribution and servicing costs	2,171	2,051
Direct fund expense	1,464	1,331
Sub-advisory and other	140	116
Total sales, asset and account expense	3,775	3,498
General and administration expense:
Marketing and promotional	314	309
Occupancy and office related	421	418
Portfolio services	262	270
Technology	674	607
Professional services	277	195
Communications	39	47
Foreign exchange remeasurement	—	(6)
Contingent consideration fair value adjustments	(36)	3
Other general and administration	270	252
Total general and administration expense	2,221	2,095
Restructuring charge	—	61
Amortization and impairment of intangible assets	291	151
Total expense	$12,833	$11,584
(1)
Beginning in the first quarter of 2024, BlackRock updated the presentation of the Company’s expense line items within the consolidated statements of income by including a new “sales, asset and account expense” income statement caption. Such expense line items have been recast for 2023 to conform to this new presentation. For a recast of 2023 expense line items, see page 12 of Exhibit 99.1 to the Current Report on Form 8-K furnished on April 12, 2024.

Expense increased $1.2 billion, or 11%, from 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense, amortization and impairment of intangible assets and general and administration expense. Expense for 2024 was impacted by the previously described expenses incurred in connection with the GIP Transaction and the $50 million noncash impairment charge(1). Expense for 2023 included a previously mentioned restructuring charge of $61 million(1).

Employee compensation and benefits expense of $6.5 billion in 2024 increased $767 million from $5.8 billion in 2023, reflecting higher incentive compensation, primarily as a result of higher operating income and performance fees. 2024 employee compensation and benefits expense was also impacted by the GIP Transaction, including nonrecurring retention-related deferred compensation expense(1).

Sales, asset and account expense of $3.8 billion in 2024 increased $277 million from $3.5 billion in 2023, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $2.2 billion in 2024 increased $126 million from $2.1 billion in 2023, primarily associated with acquisition-related costs(1) in connection with the GIP Transaction, including transaction costs recorded in professional services expense, and higher technology expense, partially offset by lower contingent consideration fair value adjustments.

Restructuring charge(1) of $61 million, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in 2023, as previously described.

Amortization and impairment of intangible assets(1) of $291 million in 2024 increased $140 million from $151 million in 2023, primarily due to the amortization of intangible assets acquired in the GIP Transaction and the previously described $50 million noncash impairment charge.

(1)
These expenses have been excluded from the Company's as adjusted financial results under the expense adjustments for acquisition-related costs and restructuring charge, as applicable. See Non-GAAP Financial Measures for further information on as adjusted items. See Note 12, Intangible Assets, in the notes to the consolidated financial statements and Critical Accounting Policies and Estimates for further information on the impairment charge.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for 2024 and 2023 was as follows:

(in millions)	2024	2023
Nonoperating income (expense), GAAP basis	$721	$880
Less: Net income (loss) attributable to NCI	143	174
Nonoperating income (expense), net of NCI	578	706
Less: Hedge gain (loss) on deferred cash compensation plans(1)	45	58
Nonoperating income (expense), net of NCI, as adjusted(2)	$533	$648

(in millions)	2024	2023
Net gain (loss) on investments, net of NCI
Private equity	$(10)	$349
Real assets	14	13
Other alternatives(3)	41	49
Other investments(4)	127	66
Hedge gain (loss) on deferred cash compensation plans(1)	45	58
Subtotal	217	535
Other income/gain (expense/loss)(5)	132	(10)
Total net gain (loss) on investments, net of NCI	349	525
Interest and dividend income	767	473
Interest expense	(538)	(292)
Net interest income (expense)	229	181
Nonoperating income (expense), net of NCI	578	706
Less: Hedge gain (loss) on deferred cash compensation plans(1)	45	58
Nonoperating income (expense), net of NCI, as adjusted(2)	$533	$648
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
(5)
Amounts for 2024 include earnings (losses) from certain equity method minority investments, which the Company recorded within nonoperating income (expense) beginning in the first quarter of 2024 and noncash pre-tax gains (losses) related to the revaluation of certain minority investments. In addition, amount for 2024 includes a pre-tax gain of approximately $66 million in connection with a transaction related to a minority investment in the EquiLend Transaction and a noncash pre-tax gain in connection with the SpiderRock Transaction of approximately $19 million.

Income Tax Expense

	GAAP		As Adjusted
(in millions)	2024	2023	2024	2023
Operating income(1)	$7,574	$6,275	$8,110	$6,593
Total nonoperating income (expense)(1)(2)	$578	$706	$533	$648
Income before income taxes(2)	$8,152	$6,981	$8,643	$7,241
Income tax expense	$1,783	$1,479	$2,031	$1,549
Effective tax rate	21.9%	21.2%	23.5%	21.4%
(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the UK, Germany, Canada and Ireland.

2024 Income tax expense (GAAP) reflected:

•
a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure;
•
a discrete tax benefit of $63 million related to the realization of capital losses from changes in the Company's organizational tax structure;
•
a net discrete tax benefit of $37 million related to stock-based compensation awards that vested in 2024; and
•
a $14 million net noncash tax expense related to the revaluation of certain deferred income tax liabilities.

The as adjusted effective tax rate of 23.5% for 2024 excluded the $137 million discrete tax benefit due to the nonrecurring nature of the intellectual property reorganization and the $14 million net noncash tax expense, as it does not have a cash flow impact as well as to ensure comparability among periods presented.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). In response, European Union member states and several other countries, including the United Kingdom, have since adopted laws implementing the OECD’s minimum tax rules under Pillar Two, effective starting in 2024. As a result of these developments, the tax laws of certain countries in which BlackRock does business have changed and may continue to change, and any such changes could increase its tax liabilities. The Pillar Two Framework did not have a material impact on BlackRock’s consolidated financial statements for 2024 and the Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

2023 Income tax expense (GAAP) reflected:

•
a discrete tax benefit of $201 million, related to the resolution of certain outstanding tax matters; and
•
a discrete tax benefit of $41 million, related to stock-based compensation awards that vested in 2023.

Statement of financial condition Overview

As Adjusted Statement of Financial Condition

The following table presents a reconciliation of the consolidated statement of financial condition presented on a GAAP basis to the consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and CIPs.

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company that is a registered life insurance company in the UK, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

In addition, the Company records on its consolidated statements of financial condition the separate account collateral obtained under BlackRock Life Limited securities lending arrangements for which it has legal title as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	December 31, 2024
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$12,762	$—	$169	$12,593
Accounts receivable	4,304	—	—	4,304
Investments	9,769	—	1,875	7,894
Separate account assets and collateral held under securities lending agreements	58,870	58,870	—	—
Operating lease right-of-use assets	1,519	—	—	1,519
Other assets(3)	4,699	—	76	4,623
Subtotal	91,923	58,870	2,120	30,933
Goodwill and intangible assets, net	46,692	—	—	46,692
Total assets	$138,615	$58,870	$2,120	$77,625
Liabilities
Accrued compensation and benefits	$2,964	$—	$—	$2,964
Accounts payable and accrued liabilities	1,536	—	—	1,536
Borrowings	12,314	—	—	12,314
Separate account liabilities and collateral liabilities under securities lending agreements	58,870	58,870	—	—
Contingent consideration liabilities	4,302	—	—	4,302
Deferred income tax liabilities(4)	3,334	—	—	3,334
Operating lease liabilities	1,908	—	—	1,908
Other liabilities	4,032	—	318	3,714
Total liabilities	89,260	58,870	318	30,072
Equity
Total BlackRock, Inc. stockholders’ equity	47,495	—	—	47,495
Noncontrolling interests	1,860	—	1,802	58
Total equity	49,355	—	1,802	47,553
Total liabilities and equity	$138,615	$58,870	$2,120	$77,625
(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 25, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2024 and 2023 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2024 included $169 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2024). Accounts receivable at December 31, 2024 increased $388 million from December 31, 2023, primarily due to higher base and performance fee receivables. Investments at December 31, 2024 increased $29 million from December 31, 2023 (for more information see Investments herein). Goodwill and intangible assets, net at December 31, 2024 increased $12.9 billion from December 31, 2023, primarily due to the GIP Transaction and the SpiderRock Transaction, partially offset by amortization of intangible assets and a $50 million noncash impairment charge related to certain indefinite-lived intangible assets. Other assets at December 31, 2024 decreased $261 million from December 31, 2023, primarily related to a decrease in unit trust receivables (substantially offset by a decrease in unit trust payables recorded within other liabilities), partially offset by an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at December 31, 2024 increased $571 million from December 31, 2023, primarily due to higher 2024 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2024 increased $296 million from December 31, 2023, primarily due to higher interest on borrowings and increased accruals, including accruals related to direct fund expense. Contingent consideration liabilities at December 31, 2024 increased $4.2 billion from December 31, 2023, primarily due to the contingent consideration liability in connection with the GIP Transaction, which will be settled all in stock, subject to the achievement of specified performance targets (See Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information). Other liabilities at December 31, 2024 decreased $343 million from December 31, 2023, primarily due to lower unit trust payables (substantially offset by a decrease in unit trust receivables recorded within other assets). Deferred income tax liabilities at December 31, 2024 decreased $172 million from December 31, 2023, primarily due to the effects of temporary differences associated with the intellectual property reorganization and the GIP Transaction.

Investments

The Company’s investments were $9.8 billion and $9.7 billion at December 31, 2024 and 2023, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2024	December 31, 2023
Investments, GAAP	$9,769	$9,740
Investments held by CIPs	(5,752)	(5,977)
Net interest in CIPs(1)	3,877	4,111
Investments, as adjusted	7,894	7,874
Investments related to deferred cash compensation plans	(185)	(264)
Hedged exposures	(1,757)	(1,771)
Federal Reserve Bank stock	(93)	(92)
Carried interest	(1,983)	(1,975)
Total “economic” investment exposure(2)	$3,876	$3,772
(1)
Amounts included $1.9 billion of carried interest (VIEs) at both December 31, 2024 and 2023, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2024 and 2023:

(in millions)	December 31, 2024	December 31, 2023
Equity/Fixed income/Multi-asset(1)	$3,025	$2,786
Alternatives:
Private equity	1,199	1,491
Real assets	629	509
Other alternatives(2)	780	757
Alternatives subtotal	2,608	2,757
Hedged exposures	(1,757)	(1,771)
Total “economic” investment exposure	$3,876	$3,772
(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for 2024 and 2023 was as follows:

(in millions)	2024	2023
Investments, as adjusted, beginning balance	$7,874	$6,419
Purchases/capital contributions	2,214	1,403
Sales/maturities	(1,888)	(914)
Distributions(1)	(466)	(111)
Market appreciation(depreciation)/earnings from equity method investments	220	607
Carried interest capital allocations/(distributions)	8	425
Other(2)	(68)	45
Investments, as adjusted, ending balance	$7,894	$7,874
(1)
Amount includes distributions representing return of capital and return on investments.
(2)
Amount includes the impact of foreign exchange movements.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of CIPs

The consolidated statements of cash flows include the cash flows of the CIPs. The Company uses an adjusted cash flow statement, which excludes the impact of CIPs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the CIPs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168
Net cash provided by/(used in) operating activities	4,165	(1,519)	5,684
Net cash provided by/(used in) investing activities	(959)	(26)	(933)
Net cash provided by/(used in) financing activities	(1,992)	1,568	(3,560)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	106	—	106
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,320	23	1,297
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465
Net cash provided by/(used in) operating activities	4,956	(2,311)	7,267
Net cash provided by/(used in) investing activities	(3,004)	(127)	(2,877)
Net cash provided by/(used in) financing activities	2,236	2,319	(83)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	—	(162)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,026	(119)	4,145
Cash, cash equivalents and restricted cash, December 31, 2024	$12,779	$169	$12,610

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

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the consolidated statements of cash flows contained in Part II, Item 8 of this filing.

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

Cash flows used in investing activities, excluding the impact of CIPs, for 2024 were $2.9 billion, primarily reflecting $2.9 billion related to the GIP Transaction, $255 million of purchases of property and equipment, $74 million related to the SpiderRock Transaction, and $52 million of net investment purchases, partially offset by $366 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for 2024 were $83 million, primarily resulting from $3.1 billion of cash dividend payments, $1.9 billion of share repurchases, including $1.6 billion in open market transactions and $0.3 billion of employee tax withholdings related to employee stock transactions, and $1.0 billion of repayment of long-term borrowings, partially offset by $5.5 billion of proceeds from long-term borrowings related to the issuances of senior notes to fund a portion of the cash consideration for the GIP Transaction and the Preqin Transaction, which is anticipated to close in the first quarter of 2025, and $0.5 billion in proceeds from stock options exercised.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at December 31, 2024 and 2023 were as follows:

(in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents(1)	$12,762	$8,736
Cash and cash equivalents held by CIPs(2)	(169)	(288)
Subtotal(3)	12,593	8,448
Credit facility — undrawn	5,400	5,000
Total liquidity resources	$17,993	$13,448
(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 65% and 50% at December 31, 2024 and 2023, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $4.5 billion during 2024, primarily reflecting $4.5 billion of net proceeds from long-term borrowings, a $400 million increase in the aggregate commitment amount under the credit facility, and positive cash flows from operating activities, partially offset by cash dividend payments of $3.1 billion, $2.9 billion related to the GIP Transaction, share repurchases of $1.9 billion and $74 million related to the SpiderRock Transaction.

A significant portion of the Company’s $7.9 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During 2024, the Company repurchased 1.9 million common shares under the Company’s existing share repurchase program for approximately $1.6 billion. At December 31, 2024, there were approximately 3.8 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At both December 31, 2024 and 2023, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As a result of the 2017 Tax Cuts and Jobs Act and the one-time mandatory deemed repatriation tax on untaxed accumulated foreign earnings, US income taxes were provided on the Company’s undistributed foreign earnings. The financial statement basis in excess of tax basis of its foreign subsidiaries remains indefinitely reinvested in foreign operations. The Company will continue to evaluate its capital management plans.

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 Credit Facility”). In March 2024, the 2024 Credit Facility was amended to, among other things, (1) permit the GIP Transaction and the transactions contemplated in connection with the GIP Transaction, (2) add New BlackRock as a borrower under the existing credit agreement, (3) add New BlackRock as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of Old BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to remove existing metrics and allow new metrics, if any, to be set following the consummation of the GIP Transaction. In May 2024, the 2024 Credit Facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 Credit Facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2024. At December 31, 2024, the Company had no amount outstanding under the 2024 Credit Facility.

Commercial Paper Program. On November 7, 2024, BlackRock established a commercial paper program (the "CP Program") under which the Company may issue short-term, unsecured commercial paper notes (the "CP Notes") on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by Old BlackRock (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The CP Program is currently supported by the 2024 Credit Facility. The CP Program replaced the Company's prior $4 billion commercial paper program, which was terminated concurrently with the establishment of this CP Program, and has been put into place in connection with the Company's organizational structure following the closing of the GIP Transaction. At December 31, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $31 million based on the GBP/USD foreign exchange rate at December 31, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At December 31, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2024 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
1.25% Notes(1)(2)	$725	$725	May 2025
3.20% Notes(2)	700	698	March 2027
4.60% Notes	800	797	July 2027
3.25% Notes(2)	1,000	993	April 2029
4.70% Notes	500	497	March 2029
2.40% Notes(2)	1,000	997	April 2030
1.90% Notes(2)	1,250	1,243	January 2031
2.10% Notes(2)	1,000	989	February 2032
4.75% Notes(2)	1,250	1,233	May 2033
5.00% Notes	1,000	993	March 2034
4.90% Notes	500	495	January 2035
5.25% Notes	1,500	1,468	March 2054
5.35% Notes	1,200	1,186	January 2055
Total long-term borrowings	$12,425	$12,314
(1)
The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2024.
(2)
Issued by Old BlackRock and guaranteed by New BlackRock.

In March 2024, New BlackRock issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds were used to fund a portion of the cash consideration for the GIP Transaction, which closed in October 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, which commenced on September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by Old BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock and Old BlackRock's other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock at the redemption prices set forth in the applicable series of March 2024 Notes.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

In July 2024, New BlackRock issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the Preqin Transaction, which is anticipated to close in the first quarter of 2025, subject to customary closing conditions. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”, and together with the March 2024 Notes Guarantee "Notes Guarantees") on a senior unsecured basis by Old BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock and Old BlackRock’s other unsubordinated indebtedness, respectively. Interest on the 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, the Company will be required to redeem all outstanding 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

For more information on the Company’s borrowings, see Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Supplemental Guarantor Information

On October 1, 2024, in connection with the closing of the GIP Transaction, BlackRock, Inc. (formerly known as BlackRock Funding, Inc.) ("New BlackRock") became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock"), GIP and their respective subsidiaries. See Overview for additional information.

New BlackRock is the issuer of the previously described March 2024 Notes and July 2024 Notes (collectively the "2024 Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by Old BlackRock. The 2024 Notes and the Notes Guarantees rank equally in right of payment with all of New BlackRock's and Old BlackRock's other unsubordinated indebtedness, respectively. No other subsidiary of Old BlackRock or New BlackRock guarantees the 2024 Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and Old BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the indenture governing the 2024 Notes. See Note 15, Borrowings, in the notes to the consolidated financial statements for further information on the 2024 Notes, Old BlackRock's senior unsecured notes and the New BlackRock Guarantee.

On October 1, 2024, in connection with the closing of the GIP Transaction, New BlackRock also entered into a guarantee (the “New BlackRock Guarantee”) pursuant to which New BlackRock fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Old BlackRock with respect to its previously issued senior unsecured notes. The New BlackRock Guarantee ranks equally in right of payment with all of New BlackRock's other unsubordinated indebtedness. In certain circumstances as described in the New BlackRock Guarantee, the New BlackRock Guarantee will be automatically and unconditionally released and discharged, and New BlackRock will be released from all obligations under the New BlackRock Guarantee.

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with the New BlackRock, the "Obligor Group") on a combined basis as of December 31, 2024 and for the period from October 1, 2024 to December 31, 2024. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

(in millions)	December 31, 2024
Assets
Receivables from non-guarantor subsidiaries	$7,681
Goodwill and intangible assets	27,273
Other assets	362
Total assets	$35,316
Liabilities
Borrowings	$12,314
Payables to non-guarantor subsidiaries	10,206
Other liabilities	3,278
Total liabilities	$25,798

Summarized Income Statement (unaudited)

For 2024, net loss of the Obligor Group was $767 million and primarily comprised of $87 million amortization expense, a gain of $31 million related to a contingent consideration fair value adjustment, a $35 million impairment charge, $391 million of interest expense, and related taxes. Revenue during this period was not material.

Contractual Obligations, Commitments and Contingencies

The Company’s material contractual obligations, commitments and contingencies at December 31, 2024 include borrowings, operating leases, investment commitments, compensation and benefits obligations, purchase obligations, and contingent consideration liabilities.

Borrowings. At December 31, 2024, the Company had outstanding borrowings with varying maturities for an aggregate principal amount of $12.4 billion, of which $725 million is payable within 12 months. Future interest payments associated with these borrowings total $6.4 billion, of which $470 million is payable within 12 months. See Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. At December 31, 2024, the Company had operating lease payment obligations of approximately $2.3 billion, of which $198 million is payable within 12 months. See Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Investment Commitments. At December 31, 2024, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements. Accrued compensation and benefits at December 31, 2024 totaled $3.0 billion and included annual incentive compensation of $2.0 billion, deferred compensation of $0.4 billion and other compensation and benefits related obligations of $0.5 billion. Substantially all of the incentive compensation liability was paid in the first quarter of 2025, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2024, the Company’s obligations primarily reflected standard service contracts for market data, technology, office-related services, marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2024. At December 31, 2024, the Company had purchase obligations of approximately $615 million, of which $260 million is payable within 12 months.

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2024 totaled $4.3 billion, including $4.2 billion related to the GIP Transaction, which, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of December 31, 2024, the Company was deemed to be the PB of approximately 110 VIEs. See Note 6, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 8, Fair Value Disclosures, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on fair value measurements.

Changes in Valuation. Changes in value on $7.1 billion of investments will impact the Company’s nonoperating income (expense), $640 million are held at cost or amortized cost and the remaining $2.0 billion relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2024, changes in fair value of $3.8 billion of CIPs will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of CIPs was $2.0 billion.

Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting, where the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the transaction. Any excess purchase consideration over the fair value of net assets acquired is recorded as goodwill. The Company determines fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, and external sources. Unanticipated events may affect the validity of these assumptions.

During 2024, BlackRock recorded approximately $2.7 billion of finite-lived management contracts and investor relationships in connection with the GIP Transaction. The acquisition date fair values were determined using an income approach, which applied certain significant assumptions, which are inherently uncertain and unpredictable. These assumptions primarily included discounts rates ranging from 7%-11%, as well as estimated revenue projections based on AUM, AUM growth rates, revenue basis points, operating margins, and tax rates. While the Company believes these assumptions to be reasonable and appropriate, changes in these estimates could produce different fair value amounts.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering qualitative factors such as entity-specific and macroeconomic factors as potential impairment indicators as well as quantitative factors such as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2024 indicated no impairment charge was required. The Company continues to monitor various impairment indicators as well as its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2024, the Company had $25.9 billion of goodwill, including $10.3 billion in connection with the GIP Transaction and the Company’s common stock closed at $1,025, which exceeded its book value of $307 per share.

Indefinite-lived and finite-lived intangibles. Indefinite-lived intangible assets represent the value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds, collective trust funds and certain other commingled products without a specified termination date. The assignment of indefinite lives to such contracts primarily is based upon the following: (1) the assumption that there is no foreseeable limit on the contract period to manage these products; (2) the Company expects to, and has the ability to, continue to operate these products indefinitely; (3) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (4) current competitive factors and economic conditions do not indicate a finite life; and (5) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangibles if they are expected to generate cash flows indefinitely. Indefinite-lived intangible assets are not amortized.

Finite-lived intangible assets represent finite-lived investor/customer relationships, technology related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time. Finite-lived intangible assets are amortized over their remaining expected useful lives, which, at December 31, 2024 ranged from approximately 1 to 14 years with a weighted-average remaining estimated useful life of approximately 9 years.

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

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test, using an undiscounted cash flow analysis. Factors included in evaluating finite-lived customer relationships, technology related assets and trade names include technology services revenue trends, customer attrition rates, obsolescence rates, and royalty rates. For finite-lived management contracts, evaluation is based on changes in assumptions including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the book value of the asset and its current estimated fair value would be recognized as an expense in the period in which the impairment occurs.

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed and whether the indefinite-life and finite-life classifications are still appropriate. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $241 million, $151 million and $151 million for 2024, 2023 and 2022, respectively.

In 2024, 2023 and 2022, the Company performed its annual impairment assessment, including evaluating various qualitative factors and performing certain quantitative assessments. In 2024, based on this assessment, the Company determined that the indefinite-lived intangible assets related to certain acquired open-end management contracts were impaired, and as a result, recorded a noncash impairment charge of $50 million, included within amortization and impairment of intangible assets expense on the consolidated statements of income. The impairment was primarily the result of a decrease in certain quantitative factors, including reduced growth expectation, lower revenue basis points and net client outflows, which caused the fair value to decline below its carrying value. While the Company believes all assumptions utilized in the analysis are reasonable and appropriate, changes in these estimates could produce different fair value amounts, which could drive additional impairment in future periods. In addition, the Company determined, that no impairment charges were required for any other intangible assets, and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. In 2023 and 2022, the Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2024 totaled $4.3 billion, including $4.2 billion related to the GIP Transaction, which, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration was estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 4.3% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). As the estimated fair value of the contingent consideration subsequently changes, contingent consideration liabilities are adjusted, resulting in contingent consideration fair value adjustments recorded within general and administration expense of the consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described can materially impact the amount of contingent consideration expense recorded in a reporting period.

Revenue Recognition

The Company recognizes revenues when its obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services.

The Company derives a substantial portion of its revenue from investment advisory and administration fees which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. AUM represents the broad range of financial assets the Company manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

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

Performance fees, including carried interest, are generated on certain management contracts when performance hurdles are achieved. Such performance fees are recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds, and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on the Company's consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2024 and 2023, the Company had $1.9 billion and $1.8 billion, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties, which may be subject to clawback. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2024 and 2023.

The Company earns revenue for providing technology services. Determining the amount of revenue to recognize requires judgment and estimates. Complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement, are distinct performance obligations, and should be accounted for separately. Other judgments include determining whether performance obligations are satisfied over time or at a point in time. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM, recognized when known, and given the Company does not record performance fee revenue until: (1) performance thresholds have been exceeded and (2) management determines the fees are no longer probable of significant reversal. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on revenue recognition, including other revenue streams.

Income Taxes

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit.

Deferred income tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2024, BlackRock had $517 million of gross unrecognized tax benefits, of which $431 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2024, the Company had deferred income tax assets of $181 million and deferred income tax liabilities of $3.3 billion on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

The Company assesses whether a valuation allowance should be established against its deferred income tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. The assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

Accounting Developments

For accounting pronouncements that the Company adopted during 2024 and for accounting pronouncements not yet adopted by the Company, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2024, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.8 billion at both December 31, 2024 and 2023.

At December 31, 2024 and 2023, approximately $5.8 billion and $6.0 billion, respectively, of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio at December 31, 2024 and 2023 were $3.9 billion and $3.8 billion, respectively. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement of Financial Condition Overview – Investments for further information on the Company’s investments.

Equity Market Price Risk. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The following table provides the Company's net exposure to equity market price risk and hypothetical exposure to a 10% adverse change in market prices:

	As of December 31,
	2024		2023
(in millions)	Net Exposure	Effect of -10% Change	Net Exposure	Effect of -10% Change
Equity Market Price Risk
Investments	$1,899	$190	$1,684	$168

Interest Rate/Credit Spread Risk. Investments subject to interest rate and credit spread risk include debt securities and sponsored investment products that invest primarily in debt securities. The following table provides the Company's exposure to interest rate risk and credit spread risk and hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads:

	As of December 31,
	2024		2023
(in millions)	Exposure	Effect of -100 Basis Point Change	Exposure	Effect of -100 Basis Point Change
Interest Rate/Credit Spread Risk
Investments	$1,977	$54	$2,088	$53

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies are primarily based in the British pound and euro. The following table provides the Company's exposure to foreign currencies and hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates:

	As of December 31,
	2024		2023
(in millions)	Exposure	Effect of -10% Change	Exposure	Effect of -10% Change
Foreign Exchange Rate Risk
Investments	$1,111	$111	$1,125	$112

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2024 and 2023, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.6 billion and $3.1 billion, with expiration dates in January 2025 and 2024, respectively. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At December 31, 2024 and 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $197 million and $204 million, with expiration dates during the first quarter of 2025 and 2024, respectively.

Item 8. Financial Statements and Supplemental Data

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to the consolidated financial statements on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosure matters. BlackRock has not changed accountants in the two most recent fiscal years.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the direction of BlackRock’s Chief Executive Officer and Chief Financial Officer, BlackRock evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, BlackRock’s Chief Executive Officer and Chief Financial Officer have concluded that BlackRock’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of BlackRock, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2025

Item 9B. Other Information

The Company is furnishing no other information in this Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Director Nominee Biographies” and “Corporate Governance – Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act required by Item 10, if any, is set forth under the caption “Delinquent Section 16(a) Reports” of the Proxy Statement and incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Corporate Governance – Our Corporate Governance Framework” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Audit Committee under the caption “Corporate Governance – Board Committees” of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2024 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Ownership of BlackRock Common Stock” and “Executive Compensation – Compensation Discussion and Analysis – 6. Executive Compensation Tables – Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Item 1: Election of Directors – Criteria for Board Membership – Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Item 3: Ratification of the Appointment of the Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The Company’s consolidated financial statements are included beginning on page F-1.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

3. Exhibit Index

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of BlackRock, Inc.
3.2(1)	Amended and Restated Bylaws of BlackRock, Inc.
4.1(2)	Indenture, dated September 17, 2007, between BlackRock Finance, Inc. and The Bank of New York, as trustee
4.2(3)	Form of 1.250% Notes due 2025
4.3(4)	Form of 3.200% Notes due 2027
4.4(5)	Form of 3.250% Notes due 2029
4.5(6)	Form of 2.400% Notes due 2030
4.6(7)	Form of 1.900% Notes due 2031
4.7(8)	Form of 2.10% Notes due 2032
4.8(9)	Form of 4.750% Notes due 2033
4.9(3)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture
4.10(10)	Indenture, dated March 14, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee.
4.11(10)	First Supplemental Indenture, dated March 14, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee.
4.12(11)	Second Supplemental Indenture, dated July 26, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee
4.13(10)	Form of Note for the 4.700% Notes due 2029
4.14(10)	Form of Note for the 5.000% Notes due 2034
4.15(10)	Form of Note for the 5.250% Notes due 2054
4.16(11)	Form of Note for the 4.600% Notes due 2027
4.17(11)	Form of Note for the 4.900% Notes due 2035
4.18(11)	Form of Note for the 5.350% Notes due 2055
4.19(1)	Guarantee of BlackRock Finance, Inc. Indebtedness, dated October 1, 2024
4.20	Description of Securities
10.1(12)	BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.2(13)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan+
10.3(14)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan+
10.4(15)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.5(15)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.6(16)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.7(17)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.8(17)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.9(17)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+

10.10(18)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015+
10.11(19)

Five-Year Revolving Credit Agreement, dated as of March 10, 2011, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and L/C agent, Sumitomo Mitsui Banking Corporation, as Japanese Yen lender, a group of lenders, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., as syndication agent and Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as documentation agents

10.12(20)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

Exhibit No.	Description
10.13(21)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.14(22)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.15(23)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.16(24)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.17(25)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.18(26)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.19(27)

Amendment No. 8, dated as of March 29, 2019, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.20(28)

Amendment No. 9, dated as of March 31, 2020, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.21(29)

Amendment No. 10, dated as of March 31, 2021, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.22(30)

Amendment No. 11, dated as of December 13, 2021, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.23(31)

Amendment No. 12, dated as of March 31, 2022, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.24(32)

Amendment No. 13, dated as of March 31, 2023, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.25(33)

Amendment No. 14, dated as of March 12, 2024, by and among BlackRock, Inc., BlackRock Finance, Inc., certain subsidiaries of BlackRock, Inc., Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein**

10.26(34)

Amendment No. 15, dated as of May 31, 2024, by and among BlackRock, Inc., BlackRock Finance, Inc., certain subsidiaries of BlackRock, Inc., Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.27(35)	Form of Commercial Paper Dealer Agreement among BlackRock, Inc., as issuer, BlackRock Finance, Inc., as guarantor, and the applicable Dealer party thereto
10.28(36)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom

10.29(37)	Lease, by and between BlackRock Finance, Inc. and 50 HYMC Holdings LLC*
10.30(38)	BlackRock, Inc. Leadership Retention Carry Plan+
10.31(39)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan+
10.32(40)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.33	Adebayo O. Ogunlesi Offer Letter+
10.34	Form of Carry Points Award Letter for Adebayo O. Ogunlesi+
19.1	Global Insider Trading Policy
21.1	Subsidiaries of Registrant
22.1	Subsidiary Guarantor and Issuer of Guaranteed Securities
23.1	Deloitte & Touche LLP Consent
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
97.1(41)	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)
Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K12B filed on October 1, 2024.
(2)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(3)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on May 6, 2015.

(4)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 28, 2017.
(5)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 29, 2019.
(6)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on January 27, 2020.
(7)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on May 6, 2020.
(8)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on December 10, 2021.
(9)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on May 25, 2023.
(10)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 14, 2024.
(11)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on July 26, 2024.
(12)
Incorporated by reference to BlackRock’ Finance’s Definitive Proxy Statement on Form DEF 14A filed on April 4, 2024.
(13)
Incorporated by reference to BlackRock Holdco 2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(14)
Incorporated by reference to BlackRock Holdco 2, Inc.’s Current Report on Form 8-K filed on May 24, 2006.
(15)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(16)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(17)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on October 5, 2006.
(18)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.
(19)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K/A filed on August 24, 2012.
(20)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 4, 2012.
(21)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 3, 2013.
(22)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 28, 2014.
(23)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 3, 2015.
(24)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 14, 2016.
(25)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 11, 2017.
(26)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 6, 2018.
(27)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 29, 2019.
(28)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 1, 2020.
(29)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 6, 2021.
(30)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on December 13, 2021.
(31)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 1, 2022.
(32)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on April 3, 2023.
(33)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 15, 2024.
(34)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on May 31, 2024.
(35)
Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K filed on November 8, 2024.
(36)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.
(37)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(38)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.
(39)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(40)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(41)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

+ Denotes compensatory plans or arrangements.

* Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ Laurence D. Fink
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 25, 2025

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Martin S. Small, Christopher J. Meade, Laura Hildner and R. Andrew Dickson III, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence D. Fink	Chairman, Chief Executive Officer and Director	February 25, 2025
Laurence D. Fink	(Principal Executive Officer)
/s/ Martin S. Small	Senior Managing Director and Chief Financial Officer	February 25, 2025
Martin S. Small	(Principal Financial Officer)
/s/ Marc D. Comerchero	Managing Director and Chief Accounting Officer	February 25, 2025
Marc D. Comerchero	(Principal Accounting Officer)
/s/ Pamela Daley	Director	February 25, 2025
Pamela Daley
/s/ William E. Ford	Director	February 25, 2025
William E. Ford
/s/ Fabrizio Freda	Director	February 25, 2025
Fabrizio Freda
/s/ Murry S. Gerber	Director	February 25, 2025
Murry S. Gerber
/s/ Margaret L. Johnson	Director	February 25, 2025
Margaret L. Johnson
/s/ Robert S. Kapito	Director	February 25, 2025
Robert S. Kapito
/s/ Cheryl D. Mills	Director	February 25, 2025
Cheryl D. Mills
/s/ Amin H. Nasser	Director	February 25, 2025
Amin H. Nasser
/s/ Gordon M. Nixon	Director	February 25, 2025
Gordon M. Nixon
/s/ Adebayo Ogunlesi	Director	February 25, 2025
Adebayo Ogunlesi
/s/ Kristin Peck	Director	February 25, 2025
Kristin Peck
/s/ Charles H. Robbins	Director	February 25, 2025
Charles H. Robbins
/s/ Marco Antonio Slim Domit	Director	February 25, 2025
Marco Antonio Slim Domit
/s/ Hans E. Vestberg	Director	February 25, 2025
Hans E. Vestberg
/s/ Susan L. Wagner	Director	February 25, 2025
Susan L. Wagner
/s/ Mark Wilson	Director	February 25, 2025
Mark Wilson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Global Infrastructure Management, LLC (“GIP”) – Fair Value of intangible assets related to management contracts and contingent consideration — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

On October 1, 2024, the Company completed the acquisition of GIP for consideration at close of approximately $3 billion in cash and 6.9 million shares of BlackRock common stock. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The Company accounts for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the transaction close. The Company recorded approximately $1.8 billion of intangible assets related to management contracts as of the acquisition date (the “acquired management contracts”). Additionally, the Company recorded an estimated contingent consideration liability of approximately $4.2 billion.

Acquired management contracts are valued using discounted cash flow methods based on future cash flows specific to the type of intangible asset acquired. The determination of fair value requires management to make estimates and assumptions related to forecasted revenue and cash flows, and the determination of the discount rates.

The fair value of the contingent consideration was determined using an income approach where management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. The determination of fair value requires management to make estimates and assumptions related to projected assets under management (“AUM”), discount rate and common stock volatility.

Given the fair value determination of acquired management contracts and contingent consideration requires management to make significant estimates and assumptions, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired management contracts and contingent consideration included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s valuation of acquired management contracts and contingent consideration, including management’s controls over forecasts of future revenue and cash flows, projected AUM, and determination of discount rates.
•
We evaluated the reasonableness of management’s forecasted revenue and cash flows and projected AUM, by comparing management’s projections to historical results, contractual revenue agreements in place, and relevant industry reports and evaluated whether the forecasted revenue and cash flows and projected AUM were consistent with evidence obtained in other areas of the audit.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodologies and valuation assumptions used in the fair value analysis by:
o
Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the valuation.
o
For acquired management contracts, evaluating the reasonableness of the methodology used, and developing a range of independent estimates and comparing those to the discount rates selected by management.
o
For contingent consideration, evaluating the reasonableness of the methodology used, the acceptability of the valuation assumptions used, as well as evaluating the probability of contingent future events to calculate an independent estimate of fair value.

Impairment of indefinite-lived intangible assets related to certain management contracts — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets are comprised of management contracts, trade names/trademarks and licenses acquired in business acquisitions. The Company performs its impairment assessment of its indefinite-lived intangible assets at least annually, as of July 31st. In 2024, the annual assessment excluded indefinite-lived intangible assets related to GIP as the acquisition was finalized October 1, 2024; refer to Acquisition of Global Infrastructure Management, LLC (GIP) – fair value of intangible assets related to management contracts and contingent consideration critical audit matter for discussion of the acquisition of GIP. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, the Company performs certain quantitative assessments and assesses various significant qualitative factors. If an indefinite-lived intangible asset is determined to be more likely than not impaired, the fair value of the asset is then compared with its carrying value. Any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. The determination of fair value requires management to make estimates and assumptions related to revenue basis points, projected AUM growth rates, operating margins, tax rates, and discount rates.

Given the significant judgments made by management to estimate the fair value of indefinite-lived intangible assets related to certain management contracts, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected AUM growth rates, revenue basis points, operating margins, tax rates, and discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of fair value of indefinite-lived intangible assets related to certain management contracts included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s assessment of the factors that impact the fair value of the Company’s indefinite-lived intangible assets. This includes controls related to management’s revenue basis points, projected AUM growth rates, operating margins, tax rates, and the determination of the discount rates.
•
We evaluated the reasonableness of management’s AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates by comparing management’s projections to historical amounts, internal communications to management and the Board of Directors, and forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•
We evaluated management’s ability to accurately project revenue basis points, AUM growth rates, operating margins and tax rates, by comparing actual results to management’s historical forecasts.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions, including the determination of the discount rates by: (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the evaluation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.
•
We evaluated the impact of changes in management’s forecasts from July 31, 2024, the annual impairment assessment date, to December 31, 2024.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2025

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents(1)	$12,762	$8,736
Accounts receivable	4,304	3,916
Investments(1)	9,769	9,740
Separate account assets	52,811	56,098
Separate account collateral held under securities lending agreements	6,059	4,558
Property and equipment (net of accumulated depreciation and amortization of $1,553 and $1,439 at December 31, 2024 and 2023, respectively)	1,103	1,112
Intangible assets (net of accumulated amortization of $782 and $618 at December 31, 2024 and 2023, respectively)	20,743	18,258
Goodwill	25,949	15,524
Operating lease right-of-use assets	1,519	1,421
Other assets(1)	3,596	3,848
Total assets	$138,615	$123,211
Liabilities
Accrued compensation and benefits	$2,964	$2,393
Accounts payable and accrued liabilities	1,536	1,240
Borrowings	12,314	7,918
Separate account liabilities	52,811	56,098
Separate account collateral liabilities under securities lending agreements	6,059	4,558
Contingent consideration liabilities	4,302	99
Deferred income tax liabilities	3,334	3,506
Operating lease liabilities	1,908	1,784
Other liabilities(1)	4,032	4,375
Total liabilities	89,260	81,971
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests	1,691	1,740
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2024 and 2023;
   Shares issued: 155,318,170 and 172,075,373 at December 31, 2024 and 2023, respectively;
   Shares outstanding: 154,947,813 and 148,500,074 at December 31, 2024 and 2023, respectively

Additional paid-in capital	13,446	19,833
Retained earnings	35,611	32,343
Accumulated other comprehensive loss	(1,178)	(840)
Treasury stock, common, at cost (370,357 and 23,575,299 shares held at December 31, 2024 and 2023, respectively)	(386)	(11,991)
Total BlackRock, Inc. stockholders’ equity	47,495	39,347
Nonredeemable noncontrolling interests	169	153
Total permanent equity	47,664	39,500
Total liabilities, temporary equity and permanent equity	$138,615	$123,211
(1)
At December 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $125 million, $5.1 billion, $45 million and $2.1 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $5.0 billion, $83 million and $2.2 billion, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except per share data)	2024	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$12,050	$10,757	$10,848
Other third parties	4,050	3,642	3,603
Total investment advisory, administration fees and securities lending revenue	16,100	14,399	14,451
Investment advisory performance fees	1,207	554	514
Technology services revenue	1,603	1,485	1,364
Distribution fees	1,273	1,262	1,381
Advisory and other revenue	224	159	163
Total revenue	20,407	17,859	17,873
Expense
Employee compensation and benefits	6,546	5,779	5,681
Sales, asset and account expense:
Distribution and servicing costs	2,171	2,051	2,179
Direct fund expense	1,464	1,331	1,226
Sub-advisory and other	140	116	103
Total sales, asset and account expense	3,775	3,498	3,508
General and administration expense	2,221	2,095	2,057
Restructuring charge	—	61	91
Amortization and impairment of intangible assets	291	151	151
Total expense	12,833	11,584	11,488
Operating income	7,574	6,275	6,385
Nonoperating income (expense)
Net gain (loss) on investments	492	699	(35)
Interest and dividend income	767	473	152
Interest expense	(538)	(292)	(212)
Total nonoperating income (expense)	721	880	(95)
Income before income taxes	8,295	7,155	6,290
Income tax expense	1,783	1,479	1,296
Net income	6,512	5,676	4,994
Less:
Net income (loss) attributable to noncontrolling interests	143	174	(184)
Net income attributable to BlackRock, Inc.	$6,369	$5,502	$5,178
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$42.45	$36.85	$34.31
Diluted	$42.01	$36.51	$33.97
Weighted-average common shares outstanding:
Basic	150.0	149.3	150.9
Diluted	151.6	150.7	152.4

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2024	2023	2022
Net income	$6,512	$5,676	$4,994
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(338)	261	(551)
Comprehensive income (loss)	6,174	5,937	4,443
Less: Comprehensive income (loss) attributable to noncontrolling interests	143	174	(184)
Comprehensive income attributable to BlackRock, Inc.	$6,031	$5,763	$4,627
(1)
Amount for 2024 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million). Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	5,178	—	—	5,178	6	5,184	(190)
Dividends declared ($19.52 per share)	—	(2,990)	—	—	(2,990)	—	(2,990)	—
Stock-based compensation	708	—	—	—	708	—	708	—
Issuance of common shares related to employee stock transactions	(576)	—	—	614	38	—	38	—
Employee tax withholdings related to employee stock transactions	—	—	—	(457)	(457)	—	(457)	—
Shares repurchased	—	—	—	(1,875)	(1,875)	—	(1,875)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	614
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	9	9	(602)
Other comprehensive income (loss)	—	—	(551)	—	(551)	—	(551)	—
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	5,502	—	—	5,502	16	5,518	158
Dividends declared ($20.00 per share)	—	(3,035)	—	—	(3,035)	—	(3,035)	—
Stock-based compensation	630	—	—	—	630	—	630	—
Issuance of common shares related to employee stock transactions	(569)	—	—	698	129	—	129	—
Employee tax withholdings related to employee stock transactions	—	—	—	(375)	(375)	—	(375)	—
Shares repurchased	—	—	—	(1,509)	(1,509)	—	(1,509)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(16)	(16)	1,643
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	21	21	(970)
Other comprehensive income (loss)	—	—	261	—	261	—	261	—
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	6,369	—	—	6,369	—	6,369	143
Dividends declared ($20.40 per share)	—	(3,101)	—	—	(3,101)	—	(3,101)	—
Stock-based compensation	753	—	—	—	753	—	753	—
Issuance of common shares related to employee stock transactions	(215)	—	—	706	491	—	491	—
Issuance of common shares in connection with the GIP Transaction	5,904	—	—	—	5,904	—	5,904	—
Cancellation of treasury stock, common in connection with the GIP Transaction	(12,829)	—	—	12,829	—	—	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(305)	(305)	—	(305)	—
Shares repurchased	—	—	—	(1,625)	(1,625)	—	(1,625)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	16	16	2,389
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(2,581)
Other comprehensive income (loss)	—	—	(338)	—	(338)	—	(338)	—
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691
(1)
Amounts include $2 million of common stock at December 31, 2024, 2023, 2022 and 2021.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2024	2023	2022
Operating activities
Net income	$6,512	$5,676	$4,994
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	529	427	418
Impairment of intangible assets	50	—	—
Noncash lease expense	129	140	165
Stock-based compensation	753	630	708
Deferred income tax expense (benefit)	(106)	124	602
Contingent consideration fair value adjustments	(36)	3	3
Other investment gains	(126)	—	(268)
Net (gains) losses within CIPs	(269)	(380)	400
Net (purchases) proceeds within CIPs	(2,672)	(1,780)	(1,190)
(Earnings) losses from equity method investees	(41)	(378)	(29)
Distributions of earnings from equity method investees	57	49	50
Changes in operating assets and liabilities:
Accounts receivable	(443)	(586)	416
Investments, trading	58	72	196
Other assets	317	(326)	(166)
Accrued compensation and benefits	367	145	(711)
Accounts payable and accrued liabilities	259	(26)	(151)
Other liabilities	(382)	375	(481)
Net cash provided by/(used in) operating activities	4,956	4,165	4,956
Investing activities
Purchases of investments	(818)	(846)	(824)
Proceeds from sales and maturities of investments	766	400	242
Distributions of capital from equity method investees	366	46	70
Net consolidations (deconsolidations) of sponsored investment funds	(127)	(26)	(85)
Acquisitions, net of cash acquired	(2,936)	(189)	—
Purchases of property and equipment	(255)	(344)	(533)
Net cash provided by/(used in) investing activities	(3,004)	(959)	(1,130)
Financing activities
Repayments of long-term borrowings	(1,000)	—	(750)
Proceeds from long-term borrowings	5,474	1,238	—
Cash dividends paid	(3,101)	(3,035)	(2,990)
Proceeds from stock options exercised	464	95	11
Repurchases of common stock	(1,930)	(1,884)	(2,332)
Net proceeds from (repayments of) borrowings by CIPs	(58)	(59)	(26)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	2,405	1,627	618
Other financing activities	(18)	26	27
Net cash provided by/(used in) financing activities	2,236	(1,992)	(5,442)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	106	(291)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,026	1,320	(1,907)
Cash, cash equivalents and restricted cash, beginning of year	8,753	7,433	9,340
Cash, cash equivalents and restricted cash, end of year	$12,779	$8,753	$7,433
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$289	$200	$177
Income taxes (net of refunds)	$1,699	$1,392	$1,067
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$215	$569	$576
Issuance of common shares in connection with the GIP Transaction	$5,904	$—	$—
Cancellation of treasury stock, common in connection with the GIP Transaction	$(12,829)	$—	$—
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(2,581)	$(949)	$(593)
Established contingent consideration liabilities in connection with acquisitions	$4,246	$—	$—

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment management and technology services to institutional and retail clients worldwide. On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction"). See Note 3, Acquisitions, for information on the GIP Transaction. As a result of the closing of the GIP Transaction, (1) BlackRock, Inc. (formerly known as BlackRock Funding, Inc. ("BlackRock Funding")) (“New BlackRock”) became the ultimate parent company of BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) (“Old BlackRock”), GIP and their respective subsidiaries and (2) each share of common stock, $0.01 par value, of Old BlackRock issued and outstanding immediately prior to the closing of the GIP Transaction was converted automatically into one share of common stock, $0.01 par value, of New BlackRock. New BlackRock also changed its name from “BlackRock Funding, Inc.” to “BlackRock, Inc.” and Old BlackRock changed its name from “BlackRock, Inc.” to “BlackRock Finance, Inc.” In addition, New BlackRock became the publicly listed company and retained the ticker symbol “BLK”. References herein to BlackRock or the Company for any period (1) prior to the closing of the GIP Transaction on October 1, 2024 refer to Old BlackRock and (2) thereafter refer to New BlackRock.

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represent the portion of consolidated sponsored investment products (“CIPs”) and a consolidated affiliate in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

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

Accounting Pronouncements Adopted in 2024

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The Company adopted disclosure requirements of ASU 2023-07 during the year ended December 31, 2024. See Note 27, Segment Information, for further detail.

Recent Accounting Pronouncements Not Yet Adopted

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

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. Specifically, ASU 2024-03 requires disaggregation of expense captions that include any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2024-03 to have a material impact on the consolidated financial statements.

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated VIEs and voting rights entities (“VREs”) are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or its intent to sell the security.

Held-to-maturity securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in the fair value recorded through net income (“FVTNI”) within nonoperating income (expense). Trading securities include certain investments in collateralized loan obligations (“CLOs”) for which the fair value option is elected in order to reduce operational complexity of bifurcating embedded derivatives.

Investments in Equity Securities. Equity securities are generally carried at fair value on the consolidated statements of financial condition with changes in the FVTNI within nonoperating income (expense). For nonmarketable equity securities, the Company generally elects to apply the practicality exception to fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded through net income within nonoperating income (expense). Dividends received are recorded as dividend income within nonoperating income (expense).

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment and is generally considered to exist when the Company's ownership interest in the investee is between 20% and 50%, or lower for co-investments in certain sponsored investment funds generally structured as partnerships or similar vehicles. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of BlackRock's contractual agreements, including investor voting or other rights, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the entity’s operating documents and the relationship between BlackRock and other investors in the entity. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic investments since such investees are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investment and the cost basis if deemed to be a return of capital. The Company classifies distributions in the consolidated statements of cash flows as either distributions of earnings (operating) or distributions of capital (investing) based on the nature of the distribution.

Impairments of Investments. Management periodically assesses equity method, nonmarketable investments, and held-to-maturity investments for impairment. If impairment exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the consolidated statements of income.

For equity method investments and nonmarketable investments, impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, that may indicate the fair value of the investment is less than its carrying value. For held-to-maturity investments, impairment is evaluated using market values, where available, or the expected future cash flows of the investment.

For the Company’s investments in CLOs, the Company reviews cash flow estimates over the life of each CLO investment. On a quarterly basis, if the present value of the estimated future cash flows is lower than the carrying value of the investment and there is an adverse change in estimated cash flows, an impairment is considered to be other-than-temporary.

Consolidation. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Factors considered in this analysis include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders and the Company’s contractual involvement with, and economic interest in, the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to an entity’s governing documents), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE.

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed consolidated VIEs. BlackRock reviews factors, including whether or not (1) the entity has equity at risk that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and (2) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE.

The PB of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (1) the power to direct the activities of the VIE that most significantly impact its economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once economic interest falls below 10%. Management continually reconsiders whether the Company is deemed to be a VIE’s PB.

Consolidation of Voting Rights Entities. BlackRock is required to consolidate an investee to the extent that BlackRock can exert absolute control over the financial and operating policies of the investee, which generally exists if there is a greater than 50% voting equity interest.

Retention of Specialized Investment Company Accounting Principles. Upon consolidation of sponsored investment products, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such CIPs are carried at fair value with corresponding changes in the investments’ fair values reflected in net income within nonoperating income (expense). When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for as an equity method investment or equity securities FVTNI.

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom ("UK"), and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral by obtaining either (1) legal title or (2) first ranking priority security interest. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company receives the legal title to collateral under these securities lending arrangements, the Company records an asset on the consolidated statements of financial condition and an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the consolidated statements of financial condition. At December 31, 2024 and 2023, the fair value of loaned securities held by separate accounts was approximately $9.9 billion and $9.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $10.6 billion and $10.1 billion, respectively, of which approximately $6.1 billion as of 2024 and $4.6 billion as of 2023 was recognized on the consolidated statements of financial condition. During 2024 and 2023, the Company had not resold or repledged any of the collateral received under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally determined by cost less any estimated residual value using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term.

The Company capitalizes certain costs incurred in connection with developing or obtaining software within property and equipment. Capitalized software costs are amortized, beginning when the software product is ready for its intended use, over the estimated useful life of the software of approximately three years.

Goodwill and Intangible Assets. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated BlackRock single operating segment, which is consistent with internal management reporting and management's oversight of operations. The Company performs an impairment assessment of its goodwill at least annually, as of July 31. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company as well as other qualitative factors. See Note 11, Goodwill, for further information on the Company's goodwill.

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

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant quantitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. See Note 12, Intangible Assets, for further information on the Company’s intangible assets.

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

Consolidated Affiliate. The Company owns 50.1% of an asset management company in China - BlackRock CCB Wealth Management Company Ltd. (“WMC”). The Company consolidates WMC, which it deems to be a VRE, because it exerts control over the financial and operating policies of the entity, based on the Company’s 50.1% ownership and voting rights.

Noncontrolling Interests. NCI consist of third-party ownership interests in the Company’s CIPs (“NCI – CIPs”) and the WMC. The Company reports NCI in stockholders’ equity, separate from the parent’s equity, on the consolidated statements of financial condition. NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value and nonredeemable NCI are classified as a component of permanent equity in the consolidated statements of financial condition. In addition, the Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders in net income (loss) attributable to NCI in the consolidated statements of income.

Treasury Stock. The Company records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the average cost method.

Revenue Recognition. Revenue is recognized upon transfer of control of promised services to customers in an amount to which the Company expects to be entitled in exchange for those services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Consideration for the Company’s services is generally in the form of variable consideration because the amount of fees is subject to market conditions that are outside of the Company’s influence. The Company includes variable consideration in revenue when it is no longer probable of significant reversal, i.e. when the associated uncertainty is resolved. For some contracts with customers, the Company has discretion to involve a third-party in providing services to the customer. Generally, the Company is deemed to be the principal in these arrangements because the Company controls the promised services before they are transferred to customers, and accordingly presents the revenue gross of related costs.

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fee waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such third-party advisors on a gross basis where it is deemed to be the principal and on a net basis where it is deemed to be the agent. Management judgment involved in making these assessments is focused on ascertaining whether the Company is primarily responsible for fulfilling the promised service.

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are collateralized by either cash or securities, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending fees are based on (1) a percentage of the notional value of the loaned securities and (2) a spread between the interest earned on the reinvested cash collateral and the amount rebated to the borrower. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2024, 2023 and 2022, securities lending revenue earned by the Company totaled $615 million, $675 million and $599 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support Waivers”). There were no Yield Support Waivers during 2024 and 2023. During 2022, these waivers resulted in a reduction of management fees of approximately $72 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support Waivers in future periods.

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

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

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on the Company's consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown.

Technology services revenue. The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Distribution Fees. The Company earns distribution and service fees related to distributing investment products and shareholder support services for investment portfolios. Distribution fees are passed-through to third-party distributors, which perform various fund distribution services and shareholder servicing of certain funds on the Company’s behalf, and are recognized as distribution and servicing costs. The Company presents distribution fees and related distribution and servicing costs incurred on a gross basis.

Distribution fees primarily consist of ongoing distribution fees, shareholder servicing fees and upfront sales commissions for serving as the principal underwriter and/or distributor for certain managed mutual funds. The service of distribution is satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Fees are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. Accordingly, the Company recognizes distribution fees when the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Upfront sales commissions are recognized on a trade date basis. Shareholder servicing fees are based on AUM and recognized in revenue as the services are performed.

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain strategic investments.

Advisory services fees are determined using fixed-rate fees and are recognized over time as the related services are completed.

Commissions related to transition management services are recorded on a trade-date basis as transactions occur.

Stock-based Compensation. The Company recognizes compensation cost for equity classified awards based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company generally measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s stock price on the date of grant. The grant-date fair value related to the October 2024 incentive retention RSUs granted in connection with the GIP Transaction, are reduced by the present value of the dividends expected to be paid on the shares during the vesting period discounted at the appropriate risk-free interest rate, given that they are not entitled to participate in dividends until they vest (See Note 3, Acquisitions and Note 18, Stock-Based Compensation for further information on the GIP Transaction). Stock-based awards may have performance, market and/or service conditions. For employee stock options and awards with market conditions, the Company uses pricing models. Compensation cost for awards containing performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. If a stock-based award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $37 million, $41 million and $87 million during 2024, 2023 and 2022, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed as incurred.

Direct Fund Expense. Direct fund expense, which is expensed as incurred, primarily consists of third-party non-advisory expense incurred by BlackRock related to certain investment products for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expense directly attributable to the non-advisory operations of the fund.

Leases. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components, including common areas maintenance charges, as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated statements of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not.

The Company recognizes operating right-of-use (“ROU”) assets and operating lease liabilities on the consolidated statements of financial condition based on the present value of future lease payments over the lease term at the commencement date discounted using an incremental borrowing rate (“IBR”). The IBR for individual leases is estimated considering the Company’s or a subsidiary’s credit rating using various financial metrics, such as revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) with similar terms of comparable companies in a similar economic environment. ROU assets are tested for impairment when there is an indication that the carrying value of an asset may not be recoverable. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each statement of financial condition date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into United States ("US") dollars are included in accumulated other comprehensive income (loss) (“AOCI”), a separate component of stockholders’ equity, on the consolidated statements of financial condition.

Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized on the consolidated statements of income in the period that includes the enactment date.

Management periodically assesses the recoverability of its deferred income tax assets based upon expected future earnings, taxable income in prior carryback years, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance will be established for the difference between the asset balance and the amount expected to be recoverable in the future. This allowance will result in additional income tax expense. Further, the Company records its income taxes receivable and payable based upon its estimated income tax position.

Earnings per Share (“EPS”). Basic EPS is calculated by dividing net income applicable to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and common stock equivalents outstanding during the period. Diluted EPS is computed using the treasury stock method.

Business Segments. The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

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

•
Level 2 assets may include debt securities, loans held within consolidated CLOs, short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments, including those held within CIPs, investments in CLOs and loans held within consolidated CLOs and CIPs.
•
Level 3 liabilities may include borrowings of consolidated CLOs and contingent liabilities related to acquisitions valued using the income approach based on unobservable market data, or other valuation techniques.

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

Investments Measured at Net Asset Value. As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include the Company’s capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds. The various partnerships are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

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

In addition, the Company uses derivatives and makes investments to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns of specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 5, Investments, and Note 9, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge these deferred cash compensation plans.

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the consolidated statements of financial condition. Credit risks are managed through master netting and collateral support agreements. The amounts related to the right to reclaim or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments with the same counterparty and are included in other assets and other liabilities. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated or hedged assets or liabilities, on the consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries, the functional currency of which is not US dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within AOCI on the consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

3. Acquisitions

GIP

As discussed in Note 1, Business Overview, on October 1, 2024, BlackRock completed the acquisition of GIP, a leading independent infrastructure fund manager. BlackRock expects the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities.

Consideration at close included approximately $3 billion in cash, funded through the issuance of long-term notes in March 2024 (See Note 15, Borrowings for further information), and 6.9 million of unregistered shares of BlackRock common stock. The shares were valued at $5.9 billion at close, based on the price of BlackRock's common stock on September 30, 2024 of approximately $950, discounted for security-specific registration restrictions for two years after closing, resulting in a value of approximately $855 per share. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The contingent consideration payment, if any, ranges from 4.0 million to 5.2 million shares, and will be valued based on the price of BlackRock's common stock at the time the contingency is resolved. The payment is expected to be payable no later than December 31, 2028 or based on the achievement of the agreed upon performance targets. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party fair value specialist, was $4.2 billion at close, and is recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). The contingent consideration payment is classified as a liability as the monetary value of the consideration to be delivered in shares is predominately based on achieving certain performance targets.

In addition, on October 1, 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately $415 million of cliff-vesting RSUs and approximately $178 million of performance-based RSUs recognized as compensation expense over a period of approximately five years. See Note 18, Stock-Based Compensation, for additional information on the incentive retention awards issued in connection with the GIP Transaction. The Company also granted approximately $100 million of deferred cash awards in connection with the GIP Transaction, which are recognized as compensation expense over a period of approximately 50% over one year and the remaining 50% over five years.

In connection with the GIP Transaction, the Company entered into several stockholder agreements with the former owners of GIP and their respective affiliates. Each agreement, among other things, (1) sets forth various restrictions, limitations and other terms concerning the transfer of equity securities of BlackRock, which includes an initial lock-up period ending on the two-year anniversary of the closing, and (2) contains customary standstill provisions such as limiting the purchase of additional shares.

The GIP Transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition includes future benefits for BlackRock as a result of scale and anticipated synergies from a combined global infrastructure franchise. The amount of goodwill expected to be deductible for tax purposes is approximately $200 million.

The following table summarizes the consideration paid for GIP and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date in this acquisition:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Management contracts(1)	$1,840
Investor relationships(1)	820
Trade name(2)	80
Goodwill	10,297
Operating lease ROU assets(3)	75
Other assets(3)	114
Accrued compensation and benefits(3)	(154)
Operating lease liabilities(3)	(96)
Other liabilities assumed(3)	(10)
Total consideration, net of cash acquired	$12,966

Summary of consideration, net of cash acquired:
Cash paid	$2,930
Cash acquired	(68)
Closing stock consideration at fair value	5,904
Deferred stock consideration at fair value	4,200
Total cash and stock consideration	$12,966
(1)
The fair value for management contracts and investor relationships was determined based on a discounted cash flow analysis (Level 3 inputs), have weighted-average estimated useful lives of approximately 8 years and 14 years, respectively, and are amortized based on their pattern of economic benefit.
(2)
The fair value was determined based upon a relief from royalty method (Level 3 inputs), has a weighted-average estimated useful life of approximately 10 years and is amortized based on its pattern of economic benefit.
(3)
Acquired operating lease ROU assets and operating lease liabilities were determined based on current lease guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

Transaction and integration costs incurred in connection with the GIP Transaction were approximately $195 million in 2024. These costs were primarily comprised of $130 million of compensation expense, mostly for nonrecurring retention-related deferred compensation and $65 million of other acquisition-related transaction costs, largely related to advisory fees, legal fees and consulting expenses, recorded in general and administration expense.

Finite-lived intangible assets are amortized over their useful lives, which range from 3 to 14 years. Amortization expense related to the finite-lived intangible assets was $86 million for 2024. The finite-lived intangible assets had a weighted-average remaining useful life of approximately 10 years with remaining amortization expense as follows:

(in millions)
Year	Amount
2025	$281
2026	323
2027	277
2028	196
2029	228
2030	269
Thereafter	1,079
Total	$2,653

The following unaudited pro forma information presents combined results of operations of the Company as if the GIP Transaction and related $3.0 billion in aggregate notes issuance (see Note 15, Borrowings, for more information) had occurred on January 1, 2023 and are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations of the combined Company. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and GIP filed consolidated tax returns during the years presented.

(Unaudited) (in millions)	2024(1)	2023
Total revenue	$21,087	$18,664
Net income attributable to BlackRock, Inc.	$6,318	$5,025
(1)
Subsequent to the closing of the GIP Transaction on October 1, 2024, GIP contributed approximately $240 million of revenue and $56 million of net income.

For purposes of the pro forma financial information above, the following pro forma adjustments and related tax effects were included as if the GIP Transaction had occurred on January 1, 2023 (unaudited):

•
Compensation expense included retention-related deferred compensation awards in connection with the GIP Transaction of $285 million for the year ended December 31, 2023, and $95 million for the nine months ended September 30, 2024 (see Note 18, Stock-Based Compensation, for further information on retention related deferred compensation issued in connection with the GIP Transaction);
•
Acquisition-related transaction costs of $65 million, which were recorded in 2024 were included in 2023 results and removed from 2024 results;
•
Amortization of finite-lived intangible assets of $300 million for the year ended December 31, 2023 and $240 million for the nine months ended September 30, 2024;
•
Interest expense for the $3.0 billion notes, which were issued in March 2024 in connection with the GIP Transaction, of $155 million for the year ended December 31, 2023 and $115 million for the nine months ended September 30, 2024 were included as if the issuance occurred on January 1, 2023; and
•
Adjustments to reflect the tax effects of the GIP Transaction, as if GIP had been included in the Company’s results as of January 1, 2023.

SpiderRock Advisors

In May 2024, BlackRock completed the acquisition of the remaining equity interest in SpiderRock Advisors (“SRA”), a leading provider of customized option overlay strategies in the US wealth market (the "SpiderRock Transaction"). This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts. Pro forma financial information for SRA has not been presented in the table above, as the effects were not material to the Company's historical consolidated financial statements.

Kreos Capital

In August 2023, BlackRock completed the acquisition of Kreos Capital, a provider of growth and venture debt financing to companies in the technology and healthcare industries (the "Kreos Transaction"). The acquisition adds to BlackRock's position as a leading global credit asset manager and advances its ambitions to provide clients with a diverse range of private market investment products and solutions. Total consideration for the transaction was approximately $250 million, which included contingent consideration. Pro forma financial information for Kreos has not been presented in the table above, as the effects were not material to the Company's historical consolidated financial statements.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows.

	December 31,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$12,762	$8,736
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$12,779	$8,753

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2024	December 31, 2023
Debt securities:
Trading securities (including $1,743 and $1,829 held by CIPs at December 31, 2024 and December 31, 2023, respectively)	$1,823	$1,871
Held-to-maturity investments	547	617
Total debt securities	2,370	2,488
Equity securities at FVTNI (including $1,556 and $1,429 held by CIPs at December 31, 2024 and December 31, 2023, respectively)(1)	1,950	1,585
Equity method investments:
Equity method investments(2)	2,610	2,515
Investments related to deferred cash compensation plans(1)	173	241
Total equity method investments	2,783	2,756
Loans held by CIPs	145	205
Federal Reserve Bank stock(3)	93	92
Carried interest(4)	1,983	1,975
Other investments(5)	445	639
Total investments	$9,769	$9,740
(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans comprised of equity method investments of $173 million and $241 million at December 31, 2024 and 2023, respectively. In addition, amounts related to deferred cash compensation plans include equity securities held at FVTNI of $12 million and $14 million at December 31, 2024 and 2023, respectively.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2024, $9 million of these investments mature in less than one year, $24 million of these investments mature between one and five years, $326 million of these investments mature between five and ten years and $188 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2024		December 31, 2023
(in millions)	Cost	Fair Value	Cost	Fair Value
Trading debt securities:
Corporate debt	$1,047	$1,061	$1,225	$1,218
Government debt	578	557	501	489
Asset/mortgage-backed debt	222	205	185	164
Total trading debt securities	$1,847	$1,823	$1,911	$1,871
Equity securities at FVTNI:
Equity securities/mutual funds	$1,843	$1,950	$1,520	$1,585

6. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIEs or VREs. The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time own equity or debt securities issued by vehicles or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2024			December 31, 2023
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$125	$44	$169	$234	$54	$288
Investments:
Trading debt securities	1,497	246	1,743	1,423	406	1,829
Equity securities at FVTNI	1,179	377	1,556	1,059	370	1,429
Loans	141	4	145	195	10	205
Other investments	370	33	403	427	171	598
Carried interest	1,905	—	1,905	1,916	—	1,916
Total investments	5,092	660	5,752	5,020	957	5,977
Other assets	45	31	76	83	39	122
Other liabilities(2)	(2,130)	(93)	(2,223)	(2,233)	(108)	(2,341)
Noncontrolling interest - CIPs	(1,672)	(130)	(1,802)	(1,625)	(226)	(1,851)
BlackRock's net interest in CIPs	$1,460	$512	$1,972	$1,479	$716	$2,195
(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both December 31, 2024 and 2023, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2024	2023	2022
Nonoperating net gain (loss) on consolidated VIEs	$234	$310	$(311)

Net income (loss) attributable to NCI on consolidated VIEs	$132	$174	$(161)

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2024 and 2023, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
December 31, 2024
Sponsored investment products	$2,330	$158	$(11)	$2,505
December 31, 2023
Sponsored investment products	$2,377	$116	$(11)	$2,510
(1)
At both December 31, 2024 and 2023, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $46 billion and $39 billion at December 31, 2024 and 2023, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2024
Assets:
Investments
Debt securities:
Trading securities	$—	$1,744	$79	$—	$—	$1,823
Held-to-maturity investments	—	—	—	—	547	547
Total debt securities	—	1,744	79	—	547	2,370
Equity securities at FVTNI:
Equity securities/mutual funds	1,950	—	—	—	—	1,950
Equity method:
Equity, fixed income, and multi-asset mutual funds	347	131	—	—	—	478
Hedge funds/funds of hedge funds/other	—	—	—	552	—	552
Private equity funds	—	—	—	1,060	—	1,060
Real assets funds	—	—	—	520	—	520
Investments related to deferred cash compensation plans	—	—	—	173	—	173
Total equity method	347	131	—	2,305	—	2,783
Loans held by CIPs	—	10	135	—	—	145
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	1,983	1,983
Other investments	18	—	—	274	153	445
Total investments	2,315	1,885	214	2,579	2,776	9,769
Other assets(3)	—	7	149	—	—	156
Separate account assets	32,933	19,346	—	—	532	52,811
Separate account collateral held under securities lending agreements:
Equity securities	2,719	—	—	—	—	2,719
Debt securities	—	3,340	—	—	—	3,340
Total separate account collateral held under securities lending agreements	2,719	3,340	—	—	—	6,059
Total	$37,967	$24,578	$363	$2,579	$3,308	$68,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,719	$3,340	$—	$—	$—	$6,059
Contingent consideration liabilities	—	—	4,302	—	—	4,302
Other liabilities(4)	—	46	129	—	—	175
Total	$2,719	$3,386	$4,431	$—	$—	$10,536
(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,829	$42	$—	$—	$1,871
Held-to-maturity investments	—	—	—	—	617	617
Total debt securities	—	1,829	42	—	617	2,488
Equity securities at FVTNI:
Equity securities/mutual funds	1,585	—	—	—	—	1,585
Equity method:
Equity, fixed income, and multi-asset mutual funds	246	—	—	—	—	246
Hedge funds/funds of hedge funds/other	—	—	—	588	—	588
Private equity funds	—	—	—	1,264	—	1,264
Real assets funds	—	—	—	417	—	417
Investments related to deferred cash compensation plans	—	—	—	241	—	241
Total equity method	246	—	—	2,510	—	2,756
Loans held by CIPs	—	30	175	—	—	205
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,975	1,975
Other investments	15	—	—	467	157	639
Total investments	1,846	1,859	217	2,977	2,841	9,740
Other assets(3)	117	19	120	—	—	256
Separate account assets	34,621	20,810	—	—	667	56,098
Separate account collateral held under securities lending agreements:
Equity securities	1,686	—	—	—	—	1,686
Debt securities	—	2,872	—	—	—	2,872
Total separate account collateral held under securities lending agreements	1,686	2,872	—	—	—	4,558
Total	$38,270	$25,560	$337	$2,977	$3,508	$70,652
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,686	$2,872	$—	$—	$—	$4,558
Other(4)	—	17	279	—	—	296
Total	$1,686	$2,889	$279	$—	$—	$4,854
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
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions.

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of December 31, 2024 and 2023.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, as well as contingent consideration liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs or other valuation techniques.

At December 31, 2024, the contingent consideration liability related to the GIP Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 4.3% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). Accordingly, changes in key inputs and assumptions described can materially impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved. Changes in fair value are recorded within general and administration expense of the consolidated statements of income.

Nonrecurring Fair Value Measurements. The Company assessed its intangible assets for impairment during the annual impairment assessment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain open-end management contracts, which reduced the carrying value of these management contracts to $87 million. See Note 12, Intangible Assets, for more information. The fair value of these contracts was determined using a discounted cash flow analysis. The most sensitive assumptions used to determine present value were growth expectations, revenue / operating margin forecast, and the discount rate applied to the cash flow forecast, which are considered Level 3 inputs in the valuation hierarchy.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$3	$35	$(1)	$—	$—	$—	$79	$3
Loans	175	7	402	(455)	—	12	(6)	135	7
Total investments	217	10	437	(456)	—	12	(6)	214	10
Other assets	120	(8)	37	—	—	—	—	149	(8)
Total assets	$337	$2	$474	$(456)	$—	$12	$(6)	$363	$2
Liabilities:
Contingent consideration liabilities	$99	$42	$—	$—	$4,245	$—	$—	$4,302	$42
Other liabilities	180	(7)	—	—	(58)	—	—	129	(7)
Total liabilities	$279	$35	$—	$—	$4,187	$—	$—	$4,431	$35
(1)
Issuances and other settlements amounts include contingent consideration liabilities related to the SpiderRock and GIP Transactions and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$52	$—	$8	$(18)	$—	$—	$—	$42	$—
Loans	248	13	76	(58)	(122)	38	(20)	175	(1)
Total investments	300	13	84	(76)	(122)	38	(20)	217	(1)
Other assets	—	7	113	—	—	—	—	120	7
Total assets	$300	$20	$197	$(76)	$(122)	$38	$(20)	$337	$6
Liabilities:
Other	$280	$1	$—	$—	$—	$—	$—	$279	$1
(1)
Issuances and other settlements amounts include a deconsolidation related to a previously consolidated VRE. In addition, issuances and other settlements include a contingent liability in connection with the Kreos Transaction, offset by repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are primarily reported in nonoperating income (expense) on the consolidated statements of income. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2024 and 2023, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$12,762	$12,762	$8,736	$8,736	Level 1	(2)(3)
Other assets	86	86	80	80	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$12,314	$11,680	$7,918	$7,413	Level 2	(5)
(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At December 31, 2024 and 2023, approximately $6.2 billion and $3.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At December 31, 2024 and 2023, other assets included cash collateral of approximately $69 million and $63 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both December 31, 2024 and 2023.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of December 2024 and 2023, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2024

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$552	$138	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,060	227	N/R	N/R
Real assets funds	(c)	520	710	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	173	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	175	40	N/R	N/R
Private equity funds	(e)	7	42	N/R	N/R
Hedge funds/other	(a)	92	58	Quarterly (64%) N/R (36%)	90 days
Total		$2,579	$1,215

December 31, 2023

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$588	$134	Daily/Monthly (4%) Quarterly (8%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,264	218	N/R	N/R
Real assets funds	(c)	417	210	Quarterly (10%) N/R (90%)	60 days
Investments related to deferred cash compensation plan	(d)	241	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	154	62	N/R	N/R
Private equity funds	(e)	145	37	N/R	N/R
Hedge funds/other	(a)	168	64	Quarterly (83%) N/R (17%)	90 days
Total		$2,977	$725

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2024 and 2023.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2024 and 2023.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2024 and 2023. The total remaining unfunded commitments were $750 million and $272 million at December 31, 2024 and 2023, respectively. The Company’s portion of the total remaining unfunded commitments was $736 million and $248 million at December 31, 2024 and 2023, respectively.
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

Fair Value Option

At December 31, 2024 and 2023, the Company elected the fair value option for certain investments in CLOs of approximately $72 million and $42 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2024 and 2023:

	December 31,	December 31,
(in millions)	2024	2023
CLO loans:
Aggregate principal amounts outstanding	$156	$203
Fair value	141	194
Aggregate principal balance in excess of (less than) fair value	$15	$9

CLO borrowings:
Aggregate principal amounts outstanding	$146	$190
Fair value	129	180
Aggregate principal balance in excess of (less than) fair value	$17	$10

At December 31, 2024, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the year ended December 31, 2024 and 2023, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.8 billion at both December 31, 2024 and 2023, with expiration dates during the first quarter of 2025 and 2024, respectively.

In addition, the Company enters into exchange traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. The Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $197 million and $204 million at December 31, 2024 and 2023, with expiration dates during the first quarter of 2025 and 2024, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the consolidated statements of financial condition. These amounts were not material as of December 31, 2024 and 2023.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2024 and 2023, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.6 billion, with expiration dates in January 2025, and $3.1 billion, with expiration dates in January 2024, respectively.

At both December 31, 2024 and 2023, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2024:

	Assets			Liabilities
	Statement of Financial Condition	December 31,	December 31,	Statement of Financial Condition	December 31,	December 31,
(in millions)	Classification	2024	2023	Classification	2024	2023
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$7	$19	Other liabilities	$35	$6

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

		Gains (Losses)
(in millions)	Statement of Income Classification	2024	2023	2022
Derivative Instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(30)	$(88)	$36
Forward foreign currency exchange contracts	General and administration expense	5	98	(222)
Total return swaps	Net gain (loss) on investments	—	—	83
Total gain (loss) from derivative instruments		$(25)	$10	$(103)
(1)
Amounts for 2024, 2023 and 2022 include $48 million of losses, $112 million of losses and $36 million of gains on futures used as a macro hedging strategy of seed investments, respectively. In addition, amounts for 2024 and 2023 include $18 million and $24 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2024, 2023 and 2022.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful	December 31,
(in millions)	Life-In Years	2024	2023
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	32	31
Leasehold improvements	1-15	1,048	1,036
Equipment and computer software	3	1,136	1,088
Other transportation equipment	8-10	198	192
Furniture and fixtures	7	101	99
Construction in progress	N/A	102	66
Total		2,656	2,551
Less: Accumulated depreciation and amortization		1,553	1,439
Property and equipment, net		$1,103	$1,112

N/A – Not Applicable

Qualifying software costs of approximately $105 million, $103 million and $91 million have been capitalized within equipment and computer software during 2024, 2023 and 2022, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $270 million, $263 million and $251 million for 2024, 2023 and 2022, respectively.

11. Goodwill

Goodwill activity during 2024 and 2023 was as follows:

(in millions)	2024	2023
Beginning of year balance	$15,524	$15,341
Acquisitions(1)	10,428	184
Other	(3)	(1)
End of year balance	$25,949	$15,524
(1)
2024 amount represents goodwill of $10.3 billion related to the GIP Transaction and $131 million related to the SpiderRock Transaction. 2023 amount represents goodwill in connection with the Kreos Transaction. See Note 3, Acquisitions, for further information.

BlackRock assessed its goodwill for impairment as of July 31, 2024, 2023 and 2022 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock as well as qualitative factors for potential indicators of impairment. At December 31, 2024, the Company’s common stock closed at a market price of $1,025, which exceeded its book value of $307 per share.

12. Intangible Assets

Intangible assets at December 31, 2024 and 2023 consisted of the following:

(in millions)	Remaining Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2024
Indefinite-lived intangible assets:
Management contracts	N/A	$16,119	$—	$16,119
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,528	—	17,528
Finite-lived intangible assets(1):
Management contracts	7.6	2,028	215	1,813
Investor/customer relationships	11.2	1,623	414	1,209
Technology-related	3.5	257	144	113
Trade names/trademarks	9.6	89	9	80
Total finite-lived intangible assets	8.9	3,997	782	3,215
Total intangible assets		$21,525	$782	$20,743

At December 31, 2023
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets(2):
Management contracts	3.7	244	156	88
Investor/customer relationships	6.0	785	338	447
Technology-related	4.6	260	118	142
Trade names/trademarks	1.8	9	6	3
Total finite-lived intangible assets	5.4	1,298	618	680
Total intangible assets		$18,876	$618	$18,258

N/A – Not Applicable

(1)
In connection with the GIP Transaction, the Company acquired approximately $1.8 billion of finite-lived management contracts, $820 million of finite-lived investor relationships and $80 million of a finite-lived trade name (see Note 3, Acquisitions, for further information). In connection with the SpiderRock Transaction, the Company acquired approximately $29 million of finite-lived customer relationships and $8 million of finite-lived technology-related intangible assets with weighted-average estimated lives of approximately eleven and five years, respectively.
(2)
In connection with the Kreos Transaction, the Company acquired approximately $67 million of finite-lived management contracts and $39 million of finite-lived investor relationships with weighted-average estimated lives of approximately five and ten years, respectively.

The Company assessed its intangible assets for impairment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain acquired open-end management contracts, primarily driven by quantitative factors, such as reduced growth expectations, a decrease in revenue basis points and net client outflows. As a result, the Company recorded a noncash impairment charge of $50 million, which is included within amortization and impairment of intangible assets expense on the consolidated statements of income for the year ended December 31, 2024. No impairment charges were required for any other intangible assets.

The impairment tests performed for intangible assets as of July 31, 2023 and 2022 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2025	$429
2026	457
2027	384
2028	283
2029	271

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2024	2023	2022
Lease cost:
Operating lease cost(1)	$183	$189	$216
Variable lease cost(2)	60	49	39
Total lease cost	$243	$238	$255
(1)
Amounts include short-term leases, which are immaterial for 2024, 2023 and 2022.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

(in millions)	2024	2023	2022
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$183	$142	$162

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities(1)	$235	$32	$115

(1) Amount for 2024 includes $75 million of ROU assets obtained in connection with the GIP Transaction. See Note 3, Acquisitions, for further information.

	December 31, 2024		December 31, 2023
Lease term and discount rate:
Weighted-average remaining lease term	14	years	15	years
Weighted-average discount rate	3%		3%

(in millions)
Maturity of operating lease liabilities at December 31, 2024	Amount
2025	$198
2026	185
2027	179
2028	170
2029	156
Thereafter	1,439
Total lease payments	2,327
Less: Imputed interest	(419)
Present value of lease liabilities	$1,908

14. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the consolidated statements of financial condition.

At December 31, 2024 and 2023, the Company had $888 million and $773 million, respectively, of corporate equity method investments, recorded within other assets. At December 31, 2024 and 2023, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 24% and 25%, respectively, and the carrying value of the Company's interest was $652 million and $641 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At December 31, 2024 and 2023, the Company had $438 million and $484 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, for further information.

15. Borrowings

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 Credit Facility”). In March 2024, the 2024 Credit Facility was amended to, among other things, (1) permit the GIP Transaction and the transactions contemplated in connection with the GIP Transaction, (2) add New BlackRock as a borrower under the existing credit agreement, (3) add New BlackRock as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of Old BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to remove existing metrics and allow new metrics, if any, to be set following the consummation of the GIP Transaction. In May 2024, the 2024 Credit Facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 Credit Facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2024. At December 31, 2024, the Company had no amount outstanding under the 2024 Credit Facility.

Commercial Paper Program. On November 7, 2024, BlackRock established a commercial paper program (the "CP Program") under which the Company may issue short-term, unsecured commercial paper notes (the "CP Notes") on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by Old BlackRock (the "CP Notes Guarantee"). In addition, the CP Notes will rank at least equal in right of payment with all of New BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the guarantee will rank at least equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The CP Program is currently supported by the 2024 Credit Facility. The CP Program replaced the Company's prior $4 billion commercial paper program, which was terminated concurrently with the establishment of this CP Program, and has been put into place in connection with the Company's organizational structure following the closing of the GIP Transaction. At December 31, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $31 million based on the GBP/USD foreign exchange rate at December 31, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At December 31, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2024 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
1.25% Notes due 2025(2)	$725	$—	$725	$720
3.20% Notes due 2027(2)	700	(2)	698	682
4.60% Notes due 2027	800	(3)	797	801
3.25% Notes due 2029(2)	1,000	(7)	993	944
4.70% Notes due 2029	500	(3)	497	500
2.40% Notes due 2030(2)	1,000	(3)	997	891
1.90% Notes due 2031(2)	1,250	(7)	1,243	1,055
2.10% Notes due 2032(2)	1,000	(11)	989	823
4.75% Notes due 2033(2)	1,250	(17)	1,233	1,224
5.00% Notes due 2034	1,000	(7)	993	986
4.90% Notes due 2035	500	(5)	495	489
5.25% Notes due 2054	1,500	(32)	1,468	1,418
5.35% Notes due 2055	1,200	(14)	1,186	1,147
Total long-term borrowings	$12,425	$(111)	$12,314	$11,680
(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.
(2)
Issued by Old BlackRock and guaranteed by New BlackRock.

Long-term borrowings at December 31, 2023 had a carrying value of $7.9 billion and a fair value of $7.4 billion determined using market prices at the end of December 2023.

March 2024 Notes. In March 2024, the Company issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "March 2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds were used to fund a portion of the cash consideration for the GIP Transaction, which closed in October 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, which commenced on September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by Old BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock and Old BlackRock’s other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock at the redemption prices set forth in the applicable series of March 2024 Notes.

July 2024 Notes. In July 2024, the Company issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "July 2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the acquisition of Preqin Holding Limited ("Preqin" or the "Preqin Transaction"), which is anticipated to close in the first quarter of 2025, subject to customary closing conditions. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”) on a senior unsecured basis by Old BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock's and Old BlackRock’s other unsubordinated indebtedness, respectively. Interest on the July 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, the Company will be required to redeem all outstanding July 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of July 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

2033 Notes. In May 2023, the Company issued $1.25 billion in aggregate principal amount of 4.75% senior unsecured notes maturing on May 25, 2033 (the “2033 Notes”). The net proceeds of the 2033 Notes are being used for general corporate purposes. Interest of approximately $59 million per year is payable semi-annually on May 25 and November 25 of each year, commencing on November 25, 2023. The 2033 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to February 25, 2033 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2033 Notes, in each case plus accrued but unpaid interest.

2032 Notes. In December 2021, the Company issued $1 billion in aggregate principal amount of 2.10% senior unsecured and unsubordinated notes maturing on February 25, 2032 (the “2032 Notes”). The net proceeds of the 2032 Notes were used for general corporate purposes, which included the repayment of the $750 million 3.375% Notes in June 2022. Interest of approximately $21 million per year is payable semi-annually on February 25 and August 25 of each year, which commenced on February 25, 2022. The 2032 Notes may be redeemed prior to November 25, 2031 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2032 Notes thereafter.

2031 Notes. In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, which commenced on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter.

2030 Notes. In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on April 30 and October 30 of each year, which commenced on April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter.

2029 Notes. In April 2019, the Company issued $1 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). The net proceeds of the 2029 Notes were used for general corporate purposes, which included a portion of the purchase price for the acquisition of eFront Holdings SAS, repayment of a portion of the $1 billion 5.00% notes in December 2019 and repayment of borrowings under its commercial paper program. Interest is payable semi-annually on April 30 and October 30 of each year, which commenced on October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter.

2027 Notes. In March 2017, the Company issued $700 million in aggregate principal amount of 3.20% senior unsecured and unsubordinated notes maturing on March 15, 2027 (the “2027 Notes”). The net proceeds of the 2027 Notes were used to fully repay $700 million in aggregate principal amount outstanding of 6.25% notes in April 2017 prior to their maturity in September 2017. Interest is payable semi-annually on March 15 and September 15 of each year, and is approximately $22 million per year. The 2027 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.

2025 Notes. In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes” and, together with the 2027 Notes, the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2032 Notes and the 2033 Notes, the “Old BlackRock Notes”). The notes are listed on the Official List of The International Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $11 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price.

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $37 million (net of tax expense of $12 million), loss of $20 million (net of tax benefit of $6 million), and a gain of $37 million (net of tax expense of $12 million) were recognized in other comprehensive income for 2024, 2023 and 2022, respectively. No hedge ineffectiveness was recognized during 2024, 2023 and 2022.

2024 Notes. In March 2014, the Company issued $1 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes, which were repaid in March 2024 at maturity (the “2024 Notes”). The net proceeds of the 2024 Notes were used to refinance certain indebtedness which matured in the fourth quarter of 2014. Interest was payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year.

New BlackRock Guarantee. On October 1, 2024, in connection with the closing of the GIP Transaction, New BlackRock also entered into a guarantee (the “New BlackRock Guarantee”) pursuant to which New BlackRock fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Old BlackRock with respect to the Old BlackRock Notes. The New BlackRock Guarantee ranks equally in right of payment with all of New BlackRock's other unsubordinated indebtedness. The New BlackRock Guarantee will be automatically and unconditionally released and discharged, and New BlackRock will be released from all obligations under the New BlackRock Guarantee, in certain circumstances as described in the New BlackRock Guarantee.

16. Commitments and Contingencies

Investment Commitments. At December 31, 2024, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private markets products, including private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2024 totaled $4.3 billion, including $4.2 billion related to the GIP Transaction, which, if any, will be settled, all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, for more information.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. In 2023, BlackRock responded to requests from the SEC in connection with a publicly reported, industry-wide investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic communications.

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

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote. Consequently, no liability has been recorded on the consolidated statements of financial condition.

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2024 and subject to this type of indemnification was approximately $305 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $324 billion were held as collateral for indemnified securities on loan at December 31, 2024. The fair value of these indemnifications was not material at December 31, 2024.

17. Revenue

The table below presents detail of revenue for 2024, 2023 and 2022 and includes the product mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2024	2023	2022
Revenue:
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,166	$2,000	$2,147
ETFs	5,124	4,418	4,345
Non-ETF index	784	743	711
Equity subtotal	8,074	7,161	7,203
Fixed income:
Active	1,952	1,897	1,977
ETFs	1,367	1,230	1,122
Non-ETF index	369	353	396
Fixed income subtotal	3,688	3,480	3,495
Multi-asset	1,278	1,203	1,299
Alternatives:
Private markets	1,196	889	741
Liquid alternatives	568	572	633
Currency and commodities(1)	247	185	216
Alternatives subtotal	2,011	1,646	1,590
Long-term	15,051	13,490	13,587
Cash management	1,049	909	864
Total investment advisory, administration fees and securities lending revenue(2)	16,100	14,399	14,451
Investment advisory performance fees:
Equity	161	99	49
Fixed income	34	4	25
Multi-asset	24	28	25
Alternatives:
Private markets	308	273	296
Liquid alternatives	680	150	119
Alternatives subtotal	988	423	415
Total investment advisory performance fees	1,207	554	514
Technology services revenue	1,603	1,485	1,364
Distribution fees	1,273	1,262	1,381
Advisory and other revenue:
Advisory	49	81	56
Other	175	78	107
Total advisory and other revenue	224	159	163
Total revenue	$20,407	$17,859	$17,873
(1)
Amounts include cryptocurrency and commodity ETFs and exchange-traded products.
(2)
Amounts include $615 million, $675 million and $599 million of securities lending revenue for 2024, 2023 and 2022, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2024	2023	2022
By client type:
Retail	$4,284	$4,115	$4,442
ETFs	6,743	5,834	5,671
Institutional:
Active	3,089	2,623	2,535
Index	935	918	939
Total institutional	4,024	3,541	3,474
Long-term	15,051	13,490	13,587
Cash management	1,049	909	864
Total	$16,100	$14,399	$14,451

By investment style:
Active	$7,117	$6,534	$6,789
Index and ETFs	7,934	6,956	6,798
Long-term	15,051	13,490	13,587
Cash management	1,049	909	864
Total	$16,100	$14,399	$14,451

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2024 and 2023:

December 31, 2024

(in millions)	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$427	$381	$353	$142	$1,303

December 31, 2023

(in millions)	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$204	$174	$152	$164	$694
(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at December 31, 2024 and 2023. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2024 and 2023:

(in millions)	2024	2023
Beginning balance	$1,783	$1,420
Net increase (decrease) in unrealized allocations	364	577
Performance fee revenue recognized	(287)	(214)
Ending balance	$1,860	$1,783

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2024 and 2023:

December 31, 2024

(in millions)	2025	2026	2027	Thereafter	Total
Technology services revenue(1)(2)	$134	$81	$50	$69	$334

December 31, 2023

(in millions)	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$131	$73	$56	$59	$319
(1)
Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2024, the estimated annual fixed minimum fees for 2025 for outstanding contracts approximated $1.2 billion. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2024 and 2023, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2024	2023
Beginning balance	$133	$125
Additions(1)	84	92
Revenue recognized that was included in the beginning balance	(93)	(84)
Ending balance	$124	$133
(1)
Amounts are net of revenue recognized.

18. Stock-Based Compensation

Prior to May 15, 2024, the Company maintained the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. On May 15, 2024, the Company adopted, pursuant to shareholder approval, the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"). Any awards granted on or after May 15, 2024 are granted pursuant to such plan.

The components of stock-based compensation expense are as follows:

(in millions)	2024	2023	2022
Stock-based compensation:
RSUs(1)	$718	$596	$686
Stock options	35	34	22
Total stock-based compensation(2)	$753	$630	$708
(1)
Amount for 2024 includes $71 million of incentive retention awards granted in connection with the GIP Transaction.
(2)
Amount for 2023 and 2022 includes $14 million and $33 million of compensation expense for accelerated vesting of previously granted stock-based compensation awards, respectively, recognized as part of the restructuring charge disclosed in Note 24, Restructuring Charge.

Stock Award and Incentive Plan. Pursuant to the Award Plan, options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 48,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 7,708,389 shares remain available for future awards at December 31, 2024. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company generally issues shares out of treasury to the extent available.

RSUs

Time-Based RSUs

Pursuant to the Award Plan, RSUs may be granted to certain employees. Substantially all RSUs vest over periods ranging from one to five years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. RSUs are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

RSU activity for 2024 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	1,772,639	$757.49
Granted(1)	1,395,311	$817.10
Converted	(779,146)	$760.38
Forfeited	(91,139)	$748.23
December 31, 2024	2,297,665	$793.08
(1)
During the first quarter of 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 106,000 RSUs to certain employees that vest between two to five years from the grant date. Additionally, in October 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 500,000 RSUs to certain employees that cliff vest 100% on October 1, 2029. The weighted-average grant date fair value of these October 2024 awards was $830.90.

The Company values RSUs at their grant-date fair value as measured by BlackRock's common stock price. The incentive retention RSUs granted in October 2024, in connection with the GIP Transaction, are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period, discounted at a risk-free interest rate. The total fair market value of RSUs granted to employees during 2024, 2023 and 2022 was $1.1 billion, $565 million and $662 million, respectively. The total grant-date fair market value of RSUs converted to common stock during 2024, 2023 and 2022 was $592 million, $592 million and $461 million, respectively.

RSUs granted under the Award Plan in connection with annual incentive compensation and incentive retention awards in connection with the GIP Transaction primarily related to the following:

	2024	2023	2022
Awards granted that vest ratably over three years from the date of grant	346,831	342,706	498,633
Awards granted that vest with varying vesting periods	204,622	169,764	117,169
Awards granted that cliff vest 100% on:
January 31, 2025	—	—	197,817
January 31, 2026	—	259,465	—
January 31, 2027	343,418	—	—
October 1, 2029(1)	500,440	—	—
Total awards granted	1,395,311	771,935	813,619
(1)
Incentive retention awards granted in October 2024, in connection with the GIP Transaction.

At December 31, 2024, the intrinsic value of outstanding RSUs was $2.4 billion, reflecting a closing stock price of $1,025.

At December 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $913 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.0 years.

In January 2025, pursuant to the Award Plan, the Company granted approximately:

•
332,000 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;
•
216,000 RSUs to employees that cliff vest 100% on January 31, 2028; and
•
27,000 RSUs to employees with various vesting schedules.

Performance-Based RSUs

Pursuant to the Award Plan, performance-based RSUs may be granted to certain employees. Each performance-based award consists of a “base” number of RSUs granted to the employee. The number of shares that an employee ultimately receives at vesting will be equal to the base number of performance-based RSUs granted, multiplied by a predetermined percentage determined in accordance with the level of attainment of Company performance measures during the performance period and could be higher or lower than the original RSU grant. Performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award.

In the first quarter of 2024, 2023 and 2022, the Company granted 165,631, 169,938 and 143,846, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2027, 2026 and 2025, respectively. These awards are amortized over a service period of three years. In 2024, the Company reduced the number of original shares granted in 2021 by 42,579 RSUs based on the level of attainment of Company performance measures during the performance period.

In October 2024, in connection with the GIP Transaction, the Company awarded a target amount of approximately 210,000 incentive retention performance-based RSUs to certain employees subject to achievement of certain performance targets. The number of shares that an employee ultimately receives at vesting could be higher or lower than the original target amount, based on the achievement of certain performance targets.

Performance-based RSU activity for 2024 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	456,384	$767.69	—	$—	456,384	$767.69
Granted	165,631	$798.83	210,505	$845.48	376,136	$824.94
Reduction of shares due to performance measures	(42,579)	$739.64	—	$—	(42,579)	$739.64
Converted	(116,029)	$739.32	—	$—	(116,029)	$739.32
Forfeited	(12,365)	$784.44	—	$—	(12,365)	$784.44
December 31, 2024	451,042	$788.61	210,505	$845.48	661,547	$806.71

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in October 2024 in connection with GIP Transaction mentioned above, are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period, discounted at a risk-free interest rate.

The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during 2024, 2023 and 2022 was $279 million, $142 million and $164 million, respectively. At December 31, 2024, the intrinsic value of outstanding performance-based RSUs was $678 million reflecting a closing stock price of $1,025. At December 31, 2024, total unrecognized stock-based compensation expense related to unvested performance-based awards was $311 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

In January 2025, the Company granted approximately 136,000 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2028. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Stock Options

Stock option activity and ending balance for year-end December 31, 2024 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,549,080	$513.50	807,695	$673.58	326,391	$673.58
Exercised	(905,219)	$513.50	—	$—	—	$—
Forfeited	(18,036)	$513.50	(40,725)	$673.58	(26,705)	$673.58
Outstanding at December 31, 2024	625,825	$513.50	766,970	$673.58	299,686	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	625,825	1.9	$320	$513.50	625,825	1.9	$320
2023 Performance-based	$673.58	766,970	7.4	270	$673.58	—	—	—
2023 Time-based	$673.58	299,686	7.4	105	$673.58	—	—	—
Total		1,692,481	5.4	$695		625,825	1.9	$320

At December 31, 2024, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $113 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.7 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche is amortized over the respective requisite service period. The total fair value of 2017 Performance-based Options vested during 2024 was $52 million. The aggregate intrinsic value of 2017 Performance-based Options exercised during 2024 was $373 million.

The options have a strike price of $513.50, which was the closing price of the shares on the grant date. The grant-date fair value of the awards issued in 2017 was $208 million and was estimated using a Monte Carlo simulation with an embedded lattice model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2017	6.56	22.23%	2.16%	2.33%
(1)
The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding.
(2)
The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date.
(3)
The expected dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date.
(4)
The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at grant date.

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of December 31, 2024, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May of 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

The 2023 Performance-based Options have a strike price of $673.58 which was the closing price of the shares on the grant date. The grant-date fair value of the 2023 Performance-based Options was $120 million and was estimated using a Monte Carlo simulation with an embedded lattice model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2023	6.02	27.73%	3.02%	3.61%
(1)
The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding.
(2)
The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date.
(3)
The expected dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date.
(4)
The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at grant date.

Time-Based Stock Options

On May 30, 2023, pursuant to the Award Plan, the Company awarded time-based stock options to purchase 326,391 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Time-based Options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date.

The 2023 Time-based Options have a strike price of $673.58 which was the closing price of the shares on the grant date. The grant-date fair value of the 2023 Time-based Options was $55 million and was estimated using a Black-Scholes-Merton model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2023	7.13	28.29%	3.02%	3.65%
(1)
The expected term represents the period of time that options granted are expected to be outstanding, and was calculated as the midpoint between the weighted average time to vest and expiration.
(2)
The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date.
(3)
The expected dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date.
(4)
The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at grant date.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period; therefore, the Company does not record compensation expense related to employees purchasing shares under the ESPP.

19. Deferred Cash Compensation and Employee Benefit Plans

Deferred Cash Compensation Plans

The components of deferred cash compensation expense are as follows:

(in millions)	2024	2023	2022
Deferred cash compensation expense:
IPDCP	$155	$195	$228
VDCP	26	17	(18)
Other(1)	31	14	14
Total deferred cash compensation expense	$212	$226	$224
(1)
Amounts primarily relate to deferred cash compensation in connection with certain acquisitions.

Investment Professional Deferred Compensation Program (“IPDCP”). The Company adopted IPDCP for the purpose of providing deferred compensation and retention incentives to certain employees. For this plan, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. In January 2024, 2023 and 2022, the Company granted approximately $114 million, $90 million, and $257 million of deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. The liabilities for this plan were $220 million and $313 million at December 31, 2024 and 2023, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2025, the Company granted approximately $264 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the US to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally elect to receive distributions in the form of a lump sum or in up to 10 annual installments. VDCP deferred cash compensation expense includes the mark-to-market impact of investment returns. The liability balance of $170 million and $144 million at December 31, 2024 and 2023, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits.

Other Deferred Cash Plans. The liabilities related to other deferred cash plans were $34 million and $82 million at December 31, 2024 and 2023, respectively, primarily related to deferred cash plans granted in connection with certain acquisitions.

In 2019, the Company adopted a carried interest retention incentive program referred to as the BlackRock Leadership Retention Carry Plan, pursuant to which senior-level employees (but not including the Chief Executive Officer), as may be determined by the Company from time to time, will be eligible to receive a portion of the cash payments, based on their percentage points, in the total carried interest distributions paid to the Company from participating carry funds. Cash payments, if any, with respect to these percentage points will be made over time following the recipient’s termination of employment due to qualified retirement, death or disability, subject to his or her execution of a release of claims and continued compliance with his or her restrictive covenant obligations following termination. There was no material impact to the consolidated financial statements.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the US and UK.

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants generally equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $149 million in 2024, $86 million in 2023, and $83 million in 2022.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 9% and 15% of each employee’s eligible compensation as of December 31, 2024. The Company’s contribution expense related to these plans was $66 million in 2024, $64 million in 2023, and $60 million in 2022.

In addition, the contribution expense related to defined contribution plans in other regions was $50 million in 2024, $42 million in 2023 and $41 million in 2022.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $27 million and $28 million at December 31, 2024 and 2023, respectively. The underfunded obligations at December 31, 2024 and 2023 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

Determination of Related Parties

Registered Investment Companies and Equity Method Investments. The Company considers the registered investment companies that it manages, which include mutual funds and ETFs, to be related parties as a result of the Company’s advisory relationship. In addition, equity method investments are considered related parties, due to the Company’s influence over the financial and operating policies of the investee.

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2024	2023	2022
Investment advisory, administration fees and securities lending revenue(1)	$12,050	$10,757	$10,848
Investment advisory performance fees(1)	728	286	244
Other	16	(31)	(31)
Total revenue from related parties	$12,794	$11,012	$11,061
(1)
Amounts primarily include revenue from registered investment companies and equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition, was $245 million and $203 million at December 31, 2024 and 2023, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2024 and 2023 included $1.3 billion and $1.1 billion, respectively, related to receivables from BlackRock mutual funds and ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $11 million and $21 million at December 31, 2024 and 2023, respectively, and primarily represented payables to certain investment products managed by BlackRock.

21. Net Capital Requirements

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

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. ("BTC"), a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency. Federal banking regulators would be required to take certain actions and permitted to take other actions in the event of BTC’s failure to meet minimum capital requirements that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2024 and 2023, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk weighted assets)	$961	153.2%	$50	8.0%	$63	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$953	151.9%	$28	4.5%	$41	6.5%
Tier 1 capital (to risk weighted assets)	$953	151.9%	$38	6.0%	$50	8.0%
Tier 1 capital (to average assets)	$953	71.3%	$53	4.0%	$67	5.0%
December 31, 2023
Total capital (to risk weighted assets)	$775	145.8%	$43	8.0%	$53	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$771	145.1%	$24	4.5%	$35	6.5%
Tier 1 capital (to risk weighted assets)	$771	145.1%	$32	6.0%	$43	8.0%
Tier 1 capital (to average assets)	$771	65.9%	$47	4.0%	$59	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At both December 31, 2024 and 2023, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Beginning balance	$(840)	$(1,101)	$(550)
Foreign currency translation adjustments(1)	(338)	261	(551)
Ending balance	$(1,178)	$(840)	$(1,101)
(1)
Amount for 2024 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million). Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million).

23. Capital Stock

Cash Dividends for Common Shares / RSUs. During 2024, 2023 and 2022, the Company paid cash dividends of $20.40 per share (or $3.1 billion), $20.00 per share (or $3.0 billion) and $19.52 per share (or $3.0 billion), respectively.

The GIP Transaction. On October 1, 2024, as part of the closing of the GIP Transaction, (1) BlackRock issued 6,908,416 shares of common stock as part of the total consideration paid, (2) each share of common stock, $0.01 par value, of Old BlackRock issued and outstanding, other than common stock held in treasury, immediately prior to the closing of the GIP Transaction was converted automatically into one share of common stock, $0.01 par value, of New BlackRock and (3) shares of Old BlackRock common stock held in treasury were cancelled. See Note 3, Acquisitions, and Note 1, Business Overview, for additional information.

Share Repurchases. During 2024, the Company repurchased 1.9 million common shares under the Company’s existing share repurchase program for approximately $1.6 billion. At December 31, 2024, there were approximately 3.8 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares Issued		Shares Outstanding
	Common Shares	Treasury Common Shares	Common Shares
December 31, 2021	172,075,373	(20,390,882)	151,684,491
Shares repurchased	—	(2,710,821)	(2,710,821)
Net issuance of common shares related to employee stock transactions	—	782,822	782,822
December 31, 2022	172,075,373	(22,318,881)	149,756,492
Shares repurchased	—	(2,176,538)	(2,176,538)
Net issuance of common shares related to employee stock transactions	—	920,120	920,120
December 31, 2023	172,075,373	(23,575,299)	148,500,074
Shares repurchased	—	(1,909,964)	(1,909,964)
Net issuance of common shares related to employee stock transactions	456,182	993,105	1,449,287
Issuance of common shares in connection with the GIP Transaction	6,908,416	—	6,908,416
Cancellation of treasury stock, common in connection with the GIP Transaction	(24,121,801)	24,121,801	—
December 31, 2024	155,318,170	(370,357)	154,947,813

24. Restructuring Charge

In the fourth quarter of 2023, a restructuring charge of $61 million ($46 million after-tax), comprised of $47 million of severance and $14 million of compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in connection with initiatives to reorganize specific platforms, primarily Aladdin and private markets.

The table below presents a rollforward of the Company’s restructuring liability for 2024 and 2023, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2022	$58
Cash payments	(58)
Additions	61
Accelerated vesting expense of deferred compensation awards	(14)
Liability as of December 31, 2023	$47
Cash payments	(47)
Liability as of December 31, 2024	$—

25. Income Taxes

The components of income tax expense for 2024, 2023 and 2022, are as follows:

(in millions)	2024	2023	2022
Current income tax expense:
Federal	$960	$641	$255
State and local	142	176	(9)
Foreign	787	538	448
Total net current income tax expense	1,889	1,355	694
Deferred income tax expense (benefit):
Federal	(105)	101	562
State and local	—	11	64
Foreign	(1)	12	(24)
Total net deferred income tax expense (benefit)	(106)	124	602
Total income tax expense	$1,783	$1,479	$1,296

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2024	2023	2022
Domestic	$5,139	$4,565	$4,604
Foreign	3,013	2,416	1,870
Total	$8,152	$6,981	$6,474

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the UK, Germany, Canada and Ireland.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2024, 2023 and 2022 is as follows:

(in millions)	2024		2023		2022
Statutory income tax expense	$1,712	21%	$1,466	21%	$1,360	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	130	2	110	2	115	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	12	—	—	—	(25)	—
Stock-based compensation awards	(37)	—	(41)	(1)	(87)	(1)
Resolution of outstanding tax matters	—	—	(204)	(3)	(143)	(2)
Intellectual property reorganization	(137)	(2)	—	—	—	—
Effect of foreign tax rates	84	1	112	2	23	—
Other	19	—	36	—	53	—
Income tax expense	$1,783	22%	$1,479	21%	$1,296	20%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2024	2023
Deferred income tax assets:
Compensation and benefits	$354	$375
Loss carryforwards	103	95
Foreign tax credit carryforward	39	—
Capitalized costs	276	216
Other	795	825
Gross deferred tax assets	1,567	1,511
Less: Deferred tax valuation allowances	(69)	(59)
Deferred tax assets net of valuation allowances	1,498	1,452
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,199	4,299
Acquired finite-lived intangibles	53	86
Unrealized investment gains	58	25
Other	341	340
Gross deferred tax liabilities	4,651	4,750
Net deferred tax (liabilities)	$(3,153)	$(3,298)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2024, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $181 million and $3.3 billion, respectively. At December 31, 2023, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $208 million and $3.5 billion, respectively.

Income tax expense for 2024 included discrete tax benefits of $137 million, recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure, $63 million related to the realization of capital losses from changes in the Company's organizational tax structure, $37 million related to vested stock-based compensation awards, and a net noncash discrete tax expense of $14 million related to the revaluation of deferred income tax liabilities. Income tax expense for 2023 included $242 million of net discrete tax net benefits related to the resolution of certain outstanding tax matters and stock-based compensation awards that vested in 2023.

At December 31, 2024 and 2023, the Company had available state net operating loss carryforwards of $2.9 billion and $2.7 billion, respectively, which will begin to expire in 2032. At December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $193 million and $164 million, respectively, of which $10 million will begin to expire in 2025. At December 31, 2024, the Company had foreign tax credit carryforwards for income tax purposes of $39 million which will begin to expire in 2034.

At December 31, 2024 and 2023, the Company had $69 million and $59 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2024, the Company had current income taxes receivable and payable of $215 million and $134 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2023, the Company had current income taxes receivable and payable of $252 million and $85 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2024	2023	2022
Balance at January 1	$749	$912	$1,022
Additions for tax positions of prior years	30	25	13
Reductions for tax positions of prior years	(10)	(22)	(75)
Additions based on tax positions related to current year	51	49	55
Additions related to business combinations	—	16	—
Settlements	(303)	(231)	(103)
Balance at December 31	$517	$749	$912

Included in the balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively, are $431 million, $505 million and $497 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $63 million during 2024 and in total, as of December 31, 2024, had recognized a liability for interest and penalties of $203 million. The Company accrued interest and penalties of $(20) million during 2023 and in total, as of December 31, 2023, had recognized a liability for interest and penalties of $140 million. The Company accrued interest and penalties of $(40) million during 2022 and in total, as of December 31, 2022, had recognized a liability for interest and penalties of $160 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2015 remain open to US federal income tax examination.

During 2020 and 2021, the Internal Revenue Service commenced its examination of BlackRock’s 2017 through 2018 tax years and 2019 tax year, respectively. During 2023, the Internal Revenue Service commenced its examination of BlackRock’s 2016 tax year.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State for tax years 2015 through 2020, and New York City for tax years 2012 through 2014. No open state and local tax examinations cover years earlier than 2012.

Upon conclusion of its examination, Her Majesty’s Revenue and Customs (“HMRC”) issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. At that time, the Company decided to pursue litigation for the tax matters included on such notice. During 2020, the Company received a favorable decision from the First Tier Tribunal (“FTT”), however, HMRC appealed to the Upper Tribunal (“UT”) and the UT ruled in HMRC’s favor, overturning the FTT’s decision in July 2022. BlackRock appealed the UT’s decision to the UK Court of Appeal, who dismissed the Company's appeal. The Company applied for permission to appeal to the UK Supreme Court, who refused permission to appeal in October 2024. The resolution did not result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any other existing matters to be material to the consolidated financial statements.

At December 31, 2024, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $160 million to $220 million within the next twelve months.

26. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2024, 2023 and 2022 under the treasury stock method:

(in millions, except shares and per share data)	2024	2023	2022
Net income attributable to BlackRock, Inc.	$6,369	$5,502	$5,178
Basic weighted-average shares outstanding	150,042,269	149,327,558	150,921,161
Dilutive effect of:
Nonparticipating RSUs	1,034,323	969,089	1,119,829
Stock options	538,493	409,804	399,481
Total diluted weighted-average shares outstanding	151,615,085	150,706,451	152,440,471
Basic earnings per share	$42.45	$36.85	$34.31
Diluted earnings per share	$42.01	$36.51	$33.97

The amount of anti-dilutive RSUs and stock options were immaterial for 2024 and 2022. For 2023, 194,240 shares primarily related to stock options were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs for 2024, 2023, and 2022, and certain performance-based stock options for 2023 were excluded from the diluted EPS calculation because the designated contingencies were not met.

27. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. The Company's CODM is its Chairman and Chief Executive Officer, who reviews financial information presented, including significant expenses on a consolidated basis, as presented in the consolidated statements of income. The CODM utilizes a consolidated approach to assess performance and allocates resources using key financial metrics including total revenue, operating income and net income attributable to BlackRock, Inc. These financial metrics are used by the CODM to make key operating decisions, including capital allocation, determining annual and long-term compensation and managing costs in relation to revenue. Furthermore, these financial metrics are used to evaluate financial performance based on consolidated specific business objectives, contributions to the total firm operating margin and to evaluate the Company's relative performance against industry peers. See the consolidated financial statements for key financial metrics used by CODM and for more financial information regarding the Company’s operating segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table illustrates total revenue for 2024, 2023 and 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

(in millions)	2024	2023	2022
Revenue
Americas	$13,411	$11,899	$11,931
Europe	6,137	5,209	5,164
Asia-Pacific	859	751	778
Total revenue	$20,407	$17,859	$17,873

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2024 and 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	2024	2023
Long-lived Assets
Americas	$25,515	$15,017
Europe	1,437	1,521
Asia-Pacific	100	98
Total long-lived assets	$27,052	$16,636

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, Singapore and Australia.

28. Subsequent Events

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.2 billion based on the GBP/USD foreign exchange rate at December 31, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is anticipated to close in the first quarter of 2025, subject to customary closing conditions.

In December 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of HPS Investment Partners ("HPS"), a leading global credit investment manager with 100% of the consideration paid in BlackRock equity (the "HPS Transaction"). The equity will generally be delivered in units of a wholly-owned subsidiary of BlackRock (“SubCo Units”) which will be exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered will be based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). Approximately 9.2 million SubCo Units and RSUs will be paid at closing. Approximately 2.9 million SubCo Units, will be paid in approximately five years, subject to the satisfaction of certain post-closing conditions. In addition, there is potential for additional consideration to be earned of up to 1.6 million SubCo Units that is based on financial performance milestones measured and paid in approximately five years. Of the total deal consideration, up to 0.7 million units will be used to fund an equity retention pool for HPS employees. In aggregate, inclusive of all SubCo Units paid at closing, eligible to be paid in approximately five years, and potentially earned through achievement of financial performance milestones as well as BlackRock RSUs to be issued in the transaction, the maximum amount of common stock issuable upon exchange of such SubCo Units would be approximately 13.7 million shares. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. The HPS Transaction is anticipated to close in mid-2025 subject to regulatory approvals and customary closing conditions.

On January 29, 2025, the Company announced that the Board of Directors approved BlackRock’s quarterly dividend of $5.21 per share to be paid on March 24, 2025 to stockholders of record at the close of business on March 7, 2025.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.