Form 10-Q
period 2025-03-31
BlackRock, Inc.
filed 2025-05-07
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

(212) 810-5800

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	BLK	New York Stock Exchange
3.750% Notes due 2035	BLK 35	New York Stock Exchange

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

As of April 30, 2025, there were 154,926,181 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	71

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2025	2024
Assets
Cash and cash equivalents(1)	$7,747	$12,762
Accounts receivable	4,281	4,304
Investments(1)	10,525	9,769
Separate account assets	53,655	52,811
Separate account collateral held under securities lending agreements	5,803	6,059
Property and equipment (net of accumulated depreciation and amortization of $1,630 and $1,553 at March 31, 2025 and December 31, 2024, respectively)	1,120	1,103
Intangible assets (net of accumulated amortization of $892 and $782 at March 31, 2025 and December 31, 2024, respectively)	21,850	20,743
Goodwill	28,298	25,949
Operating lease right-of-use assets	1,520	1,519
Other assets(1)	7,143	3,596
Total assets	$141,942	$138,615
Liabilities
Accrued compensation and benefits	$1,153	$2,964
Accounts payable and accrued liabilities	1,619	1,536
Borrowings	12,349	12,314
Separate account liabilities	53,655	52,811
Separate account collateral liabilities under securities lending agreements	5,803	6,059
Contingent consideration liabilities	4,390	4,302
Deferred income tax liabilities	3,675	3,334
Operating lease liabilities	1,910	1,908
Other liabilities(1)	7,198	4,032
Total liabilities	91,752	89,260
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,984	1,691
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2025 and December 31, 2024;
   Shares issued: 156,032,049 and 155,318,170 at March 31, 2025 and
      December 31, 2024, respectively;
   Shares outstanding: 155,022,449 and 154,947,813 at March 31, 2025 and
      December 31, 2024, respectively

Additional paid-in capital	13,744	13,446
Retained earnings	36,283	35,611
Accumulated other comprehensive loss	(951)	(1,178)
Treasury stock, common, at cost (1,009,600 and 370,357 shares held at March 31, 2025 and December 31, 2024, respectively)	(1,042)	(386)
Total BlackRock, Inc. stockholders’ equity	48,036	47,495
Nonredeemable noncontrolling interests	170	169
Total permanent equity	48,206	47,664
Total liabilities, temporary equity and permanent equity	$141,942	$138,615

(1)
At March 31, 2025, cash and cash equivalents, investments, other assets and other liabilities include $282 million, $5.5 billion, $77 million and $2.1 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $125 million, $5.1 billion, $45 million and $2.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$3,279	$2,847
Other third parties	1,122	931
Total investment advisory, administration fees and securities lending revenue	4,401	3,778
Investment advisory performance fees	60	204
Technology services and subscription revenue	436	377
Distribution fees	321	310
Advisory and other revenue	58	59
Total revenue	5,276	4,728
Expense
Employee compensation and benefits	1,741	1,580
Sales, asset and account expense:
Distribution and servicing costs	570	518
Direct fund expense	392	338
Sub-advisory and other	47	32
Total sales, asset and account expense	1,009	888
General and administration expense	711	529
Amortization of intangible assets	117	38
Total expense	3,578	3,035
Operating income	1,698	1,693
Nonoperating income (expense)
Net gain (loss) on investments	58	171
Interest and dividend income	173	141
Interest expense	(166)	(92)
Total nonoperating income (expense)	65	220
Income before income taxes	1,763	1,913
Income tax expense	248	290
Net income	1,515	1,623
Less:
Net income (loss) attributable to noncontrolling interests	5	50
Net income attributable to BlackRock, Inc.	$1,510	$1,573
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$9.74	$10.58
Diluted	$9.64	$10.48
Weighted-average common shares outstanding:
Basic	155.0	148.7
Diluted	156.6	150.1

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income	$1,515	$1,623
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	227	(93)
Comprehensive income (loss)	1,742	1,530
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	50
Comprehensive income attributable to BlackRock, Inc.	$1,737	$1,480

(1)
Amount for the three months ended March 31, 2025 includes a loss from a net investment hedge of $34 million (net of tax benefit of $11 million). Amount for the three months ended March 31, 2024 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691
Net income	—	1,510	—	—	1,510	(1)	1,509	6
Dividends declared ($5.21 per share)	—	(838)	—	—	(838)	—	(838)	—
Stock-based compensation	241	—	—	—	241	—	241	—
Issuance of common shares related to employee stock transactions	57	—	—	1	58	—	58	—
Employee tax withholdings related to employee stock transactions	—	—	—	(282)	(282)	—	(282)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	809
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(522)
Other comprehensive income (loss)	—	—	227	—	227	—	227	—
March 31, 2025	$13,746	$36,283	$(951)	$(1,042)	$48,036	$170	$48,206	$1,984

(1)
Amounts include $2 million of common stock at both March 31, 2025 and December 31, 2024.

For the Three Months Ended March 31, 2024

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	1,573	—	—	1,573	(7)	1,566	57
Dividends declared ($5.10 per share)	—	(795)	—	—	(795)	—	(795)	—
Stock-based compensation	176	—	—	—	176	—	176	—
Issuance of common shares related to employee stock transactions	(392)	—	—	543	151	—	151	—
Employee tax withholdings related to employee stock transactions	—	—	—	(259)	(259)	—	(259)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	24	24	406
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(353)
Other comprehensive income (loss)	—	—	(93)	—	(93)	—	(93)	—
March 31, 2024	$19,619	$33,121	$(933)	$(12,082)	$39,725	$170	$39,895	$1,850

(1)
Amounts include $2 million of common stock at both March 31, 2024 and December 31, 2023.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating activities
Net income	$1,515	$1,623
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	194	111
Noncash lease expense	34	32
Stock-based compensation	241	176
Deferred income tax expense (benefit)	15	(41)
Contingent consideration fair value adjustments	96	(7)
Other investment (gains)	(36)	(24)
Net (gains) losses within CIPs	(13)	(104)
Net (purchases) proceeds within CIPs	(1,098)	(989)
(Earnings) losses from equity method investees	(51)	(48)
Distributions of earnings from equity method investees	14	8
Changes in operating assets and liabilities:
Accounts receivable	123	(73)
Investments, trading	12	(9)
Other assets	(3,454)	(796)
Accrued compensation and benefits	(1,794)	(1,339)
Accounts payable and accrued liabilities	84	196
Other liabilities	2,990	876
Net cash provided by/(used in) operating activities	(1,128)	(408)
Investing activities
Purchases of investments	(298)	(324)
Proceeds from sales and maturities of investments	151	210
Distributions of capital from equity method investees	13	162
Net consolidations (deconsolidations) of sponsored investment funds	(1)	(6)
Acquisition, net of cash acquired	(3,123)	—
Purchases of property and equipment	(78)	(64)
Net cash provided by/(used in) investing activities	(3,336)	(22)
Financing activities
Repayments of long-term borrowings	—	(1,000)
Proceeds from long-term borrowings	—	2,979
Cash dividends paid	(838)	(795)
Proceeds from stock options exercised	51	144
Repurchases of common stock	(657)	(634)
Net proceeds from (repayments of) borrowings by CIPs	(24)	(14)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	811	430
Other financing activities	(4)	(15)
Net cash provided by/(used in) financing activities	(661)	1,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	(27)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,015)	638
Cash, cash equivalents and restricted cash, beginning of period	12,779	8,753
Cash, cash equivalents and restricted cash, end of period	$7,764	$9,391
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$—	$392
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(522)	$(353)

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025 (“2024 Form 10-K”).

The interim financial information at March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Recent Accounting Pronouncements Not Yet Adopted

Income Tax Disclosure Requirements. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances annual income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The Company will include the required ASU 2023-09 disclosures within BlackRock's 2025 Annual Report on Form 10-K.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. Specifically, ASU 2024-03 requires disaggregation of expense captions that include any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2024-03 to have a material impact on the condensed consolidated financial statements.

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

Derivatives and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. In addition, certain CIPs also utilize derivatives as a part of their investment strategies.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At March 31, 2025 and December 31, 2024, the fair value of loaned securities held by separate accounts was approximately $10.1 billion and $9.9 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $11.0 billion and $10.6 billion, respectively, of which approximately $5.8 billion as of March 31, 2025 and $6.1 billion as of December 31, 2024 was recognized on the condensed consolidated statements of financial condition. During the three months ended March 31, 2025 and 2024, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Goodwill and Intangible Assets. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company has determined that it has one reporting unit for goodwill impairment testing purposes, the consolidated BlackRock single operating segment, which is consistent with internal management reporting and management's oversight of operations. The Company performs an impairment assessment of its goodwill at least annually, as of July 31. In its assessment of goodwill for impairment, the Company considers such factors as the book value and market capitalization of the Company as well as other qualitative factors. See Note 10, Goodwill, for further information on the Company's goodwill.

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

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant quantitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. See Note 11, Intangible Assets, for further information on the Company’s intangible assets.

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the excess of the carrying value of the asset over its fair value would be recognized as an expense in the period in which the impairment occurs.

3. Acquisitions

Preqin

On March 3, 2025, BlackRock completed the acquisition of 100% of the shares of Preqin Holding Limited (the "Preqin Transaction" or "Preqin"), a leading provider of private markets data, for £2.5 billion (or approximately $3.2 billion) in cash.

The purchase price for the Preqin Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and is primarily attributable to anticipated synergies from incorporating Preqin data, insight and analytics into BlackRock’s investment technology, presenting an opportunity for Aladdin to bridge a transparency gap between public and private markets.

The following table summarizes the consideration paid for Preqin and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Customer relationships(1)	$1,090
Technology-related(2)	125
Trade name	7
Goodwill	2,344
Other assets(3)	59
Deferred revenue(3)	(104)
Deferred income tax liabilities	(308)
Other liabilities assumed(3)	(90)
Total consideration, net of cash acquired	$3,123

Summary of consideration, net of cash acquired:
Cash paid	$3,219
Cash acquired	(96)
Total cash consideration, net of cash acquired	$3,123

(1)
The fair value was determined using an income approach (Level 3 inputs), has a weighted-average estimated useful life of approximately 9 years and is amortized based on its expected pattern of economic benefit.
(2)
The fair value was determined using a replacement cost approach (Level 3 inputs), has a weighted-average estimated useful life of approximately 5 years and is amortized based on the straight-line method.
(3)
Acquired deferred revenue was determined based on current revenue guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 11 years. Amortization expense related to the finite-lived intangible assets was $9 million for the three months ended March 31, 2025. The finite-lived intangible assets had a weighted-average remaining useful life of approximately eight years with remaining amortization expense as follows:

(in millions)
Year	Amount
2025 (excluding the three months ended March 31, 2025)	$87
2026	144
2027	151
2028	162
2029	171
2030	145
Thereafter	353
Total	$1,213

Pro forma financial information for Preqin has not been presented, as the effects were not material to the Company's historical consolidated financial statements. See Note 10, Goodwill, Note 11, Intangible Assets, and Note 16, Revenue for further information regarding goodwill, intangible assets, and deferred revenue acquired, respectively.

Global Infrastructure Management, LLC

On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction"), a leading infrastructure fund manager. BlackRock expects the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. Consideration at close included approximately $3 billion in cash, funded through the issuance of long-term notes in March 2024 (See Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s borrowings), and 6.9 million of unregistered shares of BlackRock common stock. The shares were valued at $5.9 billion at close, based on the price of BlackRock's common stock on September 30, 2024 of approximately $950, discounted for security-specific registration restrictions for two years after closing, resulting in a value of approximately $855 per share. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The contingent consideration payment, if any, ranges from 4.0 million to 5.2 million shares, and will be valued based on the price of BlackRock's common stock at the time the contingency is resolved. The payment is expected to be payable no later than December 31, 2028 or based on the achievement of the agreed upon performance targets. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party fair value specialist, was $4.2 billion at close, and was recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). The contingent consideration payment was classified as a liability as the value of the consideration to be delivered in shares is predominately based on achieving certain performance targets. See Note 8, Fair Value Disclosures and Note 15, Commitments and Contingencies for additional information on the contingent consideration related to GIP.

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

The following table summarizes the consideration paid for GIP and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Management contracts(1)	$1,840
Investor relationships(1)	820
Trade name(2)	80
Goodwill	10,297
Operating lease ROU assets(3)	75
Other assets(3)	114
Accrued compensation and benefits(3)	(154)
Operating lease liabilities(3)	(96)
Other liabilities assumed(3)	(10)
Total consideration, net of cash acquired	$12,966

Summary of consideration, net of cash acquired:
Cash paid	$2,930
Cash acquired	(68)
Closing stock consideration at fair value	5,904
Deferred stock consideration at fair value	4,200
Total stock and cash consideration, net of cash acquired	$12,966

(1)
The fair value for management contracts and investor relationships was determined based on a discounted cash flow analysis (Level 3 inputs), have weighted-average estimated useful lives of approximately 8 years and 14 years, respectively, and are amortized based on their expected pattern of economic benefit.
(2)
The fair value was determined based upon a relief from royalty method (Level 3 inputs), has a weighted-average estimated useful life of approximately 10 years and is amortized based on its expected pattern of economic benefit.
(3)
Acquired operating lease ROU assets and operating lease liabilities were determined based on current lease guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

The following unaudited pro forma information presents combined results of operations of the Company as if the GIP Transaction and related $3.0 billion in aggregate notes issuance (see Note 3, Acquisitions, and Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s pro forma adjustments and borrowings, respectively) had occurred on January 1, 2023 and are not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations of the combined Company. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and GIP filed consolidated tax returns during the years presented.

Three Months Ended
(Unaudited) (in millions)	March 31, 2024
Total revenue	$4,937
Net income attributable to BlackRock, Inc.	$1,561

For purposes of the pro forma financial information above, pro forma adjustments, including compensation expense for retention-related deferred compensation awards, amortization of finite-lived intangible assets, interest expense for the $3.0 billion of notes, which were issued in March 2024 in connection with the GIP Transaction, acquisition-related transaction costs and related tax effects were reflected as if the GIP Transaction had occurred on January 1, 2023.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$7,747	$12,762
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$7,764	$12,779

5. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2025	2024
Debt securities:
Trading securities (including $1,884 and $1,743 held by CIPs at March 31, 2025 and December 31, 2024, respectively)	$1,964	$1,823
Held-to-maturity investments	530	547
Total debt securities	2,494	2,370
Equity securities at FVTNI (including $1,737 and $1,556 held by CIPs at March 31, 2025 and December 31, 2024, respectively)(1)	2,208	1,950
Equity method investments:
Equity method investments(2)	2,568	2,610
Investments related to deferred cash compensation plans(1)	265	173
Total equity method investments	2,833	2,783
Loans held by CIPs	119	145
Federal Reserve Bank stock(3)	93	93
Carried interest(4)	1,987	1,983
Other investments(5)	791	445
Total investments	$10,525	$9,769

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within equity securities held at fair value recorded through net income ("FVTNI") comprised $12 million at both March 31, 2025 and December 31, 2024.
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
(5)
Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes, and private equity, private credit, real asset, and commodity investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2025, $17 million of these investments mature between one and five years, $350 million of these investments mature between five and ten years and $163 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2025		December 31, 2024
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,298	$1,308	$1,047	$1,061
Government debt	387	368	578	557
Asset/mortgage-backed debt	309	288	222	205
Total trading debt securities	$1,994	$1,964	$1,847	$1,823
Equity securities at FVTNI:
Equity securities/mutual funds	$2,104	$2,208	$1,843	$1,950

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2025			December 31, 2024
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$282	$58	$340	$125	$44	$169
Investments:
Trading debt securities	1,535	349	1,884	1,497	246	1,743
Equity securities at FVTNI	1,382	355	1,737	1,179	377	1,556
Loans	115	4	119	141	4	145
Other investments	581	34	615	370	33	403
Carried interest	1,916	—	1,916	1,905	—	1,905
Total investments	5,529	742	6,271	5,092	660	5,752
Other assets	77	37	114	45	31	76
Other liabilities(2)	(2,145)	(78)	(2,223)	(2,130)	(93)	(2,223)
Noncontrolling interest - CIPs	(1,939)	(158)	(2,097)	(1,672)	(130)	(1,802)
BlackRock's net interest in CIPs	$1,804	$601	$2,405	$1,460	$512	$1,972

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both March 31, 2025 and December 31, 2024, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Nonoperating net gain (loss) on consolidated VIEs	$12	$71

Net income (loss) attributable to NCI on consolidated VIEs	$8	$39

7. Variable Interest Entities

Nonconsolidated VIEs. At March 31, 2025 and December 31, 2024, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
March 31, 2025
Sponsored investment products	$2,499	$137	$(11)	$2,652
December 31, 2024
Sponsored investment products	$2,330	$158	$(11)	$2,505

(1)
At both March 31, 2025 and December 31, 2024, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $52 billion and $46 billion at March 31, 2025 and December 31, 2024, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2025
Assets:
Investments
Debt securities:
Trading securities	$—	$1,885	$79	$—	$—	$1,964
Held-to-maturity investments	—	—	—	—	530	530
Total debt securities	—	1,885	79	—	530	2,494
Equity securities at FVTNI:
Equity securities/mutual funds	2,208	—	—	—	—	2,208
Equity method:
Equity, fixed income, and multi-asset mutual funds	301	133	—	—	—	434
Hedge funds/funds of hedge funds/other	—	—	—	443	—	443
Private equity funds	—	—	—	1,123	—	1,123
Real assets funds	—	—	—	568	—	568
Investments related to deferred cash compensation plans	—	—	—	265	—	265
Total equity method	301	133	—	2,399	—	2,833
Loans held by CIPs	—	12	107	—	—	119
Federal Reserve Bank stock	—	—	—	—	93	93
Carried interest	—	—	—	—	1,987	1,987
Other investments	105	—	—	528	158	791
Total investments	2,614	2,030	186	2,927	2,768	10,525
Other assets(3)	—	7	152	—	—	159
Separate account assets	33,141	20,064	—	—	450	53,655
Separate account collateral held under securities lending agreements:
Equity securities	2,134	—	—	—	—	2,134
Debt securities	—	3,669	—	—	—	3,669
Total separate account collateral held under securities lending agreements	2,134	3,669	—	—	—	5,803
Total	$37,889	$25,770	$338	$2,927	$3,218	$70,142
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,134	$3,669	$—	$—	$—	$5,803
Contingent consideration liabilities	—	—	4,390	—	—	4,390
Other liabilities(4)	—	19	102	—	—	121
Total	$2,134	$3,688	$4,492	$—	$—	$10,314

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

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of March 31, 2025 and December 31, 2024.

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

At March 31, 2025 and December 31, 2024, the contingent consideration liability related to the GIP Transaction was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 3.9% and 4.3%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved. Changes in fair value are recorded within general and administration expense of the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$79	$(2)	$4	$(2)	$—	$—	$—	$79	$(2)
Loans	135	(11)	11	(28)	—	—	—	107	(11)
Total investments	214	(13)	15	(30)	—	—	—	186	(13)
Other assets	149	3	—	—	—	—	—	152	3
Total assets	$363	$(10)	$15	$(30)	$—	$—	$—	$338	$(10)
Liabilities:
Contingent consideration liabilities	$4,302	$(99)	$—	$—	$(11)	$—	$—	$4,390	$(99)
Other liabilities	129	3	—	—	(24)	—	—	102	3
Total liabilities	$4,431	$(96)	$—	$—	$(35)	$—	$—	$4,492	$(96)

(1)
Issuances and other settlements amounts include a contingent liability payment related to a previous acquisition and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$(1)	$7	$—	$—	$—	$—	$48	$(1)
Loans	175	2	365	(17)	—	3	(3)	525	2
Total investments	217	1	372	(17)	—	3	(3)	573	1
Other assets	120	(7)	25	—	—	—	—	138	(7)
Total assets	$337	$(6)	$397	$(17)	$—	$3	$(3)	$711	$(6)
Liabilities:
Other liabilities	$279	$6	$—	$—	$(15)	$—	$—	$258	$6

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2025 and December 31, 2024, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$7,747	$7,747	$12,762	$12,762	Level 1	(2)(3)
Other assets	$108	$108	$86	$86	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,349	$11,911	$12,314	$11,680	Level 2	(5)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At March 31, 2025 and December 31, 2024, approximately $2.4 billion and $6.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At March 31, 2025 and December 31, 2024, other assets included cash collateral of approximately $91 million and $69 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both March 31, 2025 and December 31, 2024.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of March 2025 and December 2024, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$443	$132	Daily/Monthly (2%) Quarterly (17%) N/R (81%)	1 – 90 days
Private equity funds	(b)	1,123	248	N/R	N/R
Real assets funds	(c)	568	723	Quarterly (6%) N/R (94%)	60 days
Investments related to deferred cash compensation plan	(d)	265	—	Monthly	1 – 90 days
Other investments:
Private credit fund	(a)	136	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	157	36	N/R	N/R
Private equity funds	(e)	88	42	N/R	N/R
Hedge funds/other	(a)	147	57	Quarterly (77%) N/R (23%)	90 days
Total		$2,927	$1,238

December 31, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$552	$138	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,060	227	N/R	N/R
Real assets funds	(c)	520	710	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	173	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	175	40	N/R	N/R
Private equity funds	(e)	7	42	N/R	N/R
Hedge funds/other	(a)	92	58	Quarterly (64%) N/R (36%)	90 days
Total		$2,579	$1,215

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2025 and December 31, 2024.

(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2025 and December 31, 2024.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2025 and December 31, 2024. The total remaining unfunded commitments were $759 million and $750 million at March 31, 2025 and December 31, 2024, respectively. The Company’s portion of the total remaining unfunded commitments was $746 million and $736 million at March 31, 2025 and December 31, 2024, respectively.
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

Fair Value Option

At both March 31, 2025 and December 31, 2024, the Company elected the fair value option for certain investments in CLOs of approximately $72 million reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in millions)	2025	2024
CLO loans:
Aggregate principal amounts outstanding	$138	$156
Fair value	115	141
Aggregate unpaid principal balance in excess of (less than) fair value	$23	$15

CLO borrowings:
Aggregate principal amounts outstanding	$122	$146
Fair value	102	129
Aggregate unpaid principal balance in excess of (less than) fair value	$20	$17

At March 31, 2025, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three months ended March 31, 2025 and 2024, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.8 billion at both March 31, 2025 and December 31, 2024, with expiration dates during the second and first quarter of 2025, respectively.

In addition, the Company enters into exchange traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At March 31, 2025 and December 31, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $218 million and $197 million, with expiration dates during the second and first quarter of 2025, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of March 31, 2025 and December 31, 2024.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2025 and December 31, 2024, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.1 billion, with expiration dates primarily in April 2025, and $3.6 billion, with expiration dates in January 2025, respectively.

At both March 31, 2025 and December 31, 2024, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2025 and December 31, 2024:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	March 31, 2025	December 31, 2024	Statement of Financial Condition Classification	March 31, 2025	December 31, 2024
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$7	$7	Other liabilities	$8	$35

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
	Statement of Income	2025	2024
(in millions)	Classification	Gains (Losses)
Derivative instruments
Exchange traded futures(1)	Net gain (loss) on investments	$4	$(32)
Forward foreign currency exchange contracts	General and administration expense	47	(5)
Total gain (loss) from derivative instruments		$51	$(37)

(1)
Amounts for the three months ended March 31, 2025 and 2024 include $10 million of gains and $43 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $6 million of losses and $11 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2025 and 2024.

See Note 15, Borrowings, in the 2024 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the three months ended March 31, 2025 was as follows:

(in millions)
December 31, 2024	$25,949
Acquisition(1)	2,344
Other	5
March 31, 2025	$28,298

(1)
Amount represents goodwill in connection with the Preqin Transaction. See Note 3, Acquisitions, for further information.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2024	$17,528	$3,215	$20,743
Acquisition(1)	—	1,222	1,222
Amortization expense	—	(117)	(117)
Other	—	2	2
March 31, 2025	$17,528	$4,322	$21,850

(1)
In connection with the Preqin Transaction, the Company acquired approximately $1.1 billion of finite-lived customer relationships, $125 million of finite-lived technology-related intangible assets and $7 million of a finite-lived trade name. See Note 3, Acquisitions, for further information.

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Lease cost:
Operating lease cost(1)	$50	$45
Variable lease cost(2)	17	14
Total lease cost	$67	$59

(1)
Amounts include short-term leases, which are immaterial for the three months ended March 31, 2025 and 2024.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$49	$44

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$30	$27

	March 31,		December 31,
	2025		2024
Lease term and discount rate:
Weighted-average remaining lease term	14	years	14	years
Weighted-average discount rate	3%		3%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At March 31, 2025 and December 31, 2024, the Company had $933 million and $888 million, respectively, of corporate equity method investments, recorded within other assets. At March 31, 2025 and December 31, 2024, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 23%, and 24%, respectively, and the carrying value of the Company's interest was $685 million and $652 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At March 31, 2025 and December 31, 2024, the Company had $456 million and $438 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2024 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility (the “2025 Credit Facility”) of $5.4 billion as of March 31, 2025, with a maturity date of March 2029 for lenders other than one non-extending lender and the commitment of the non-extending lender maturing in March 2028. The 2025 Credit Facility is available for working capital and general corporate purposes. The 2025 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2025. At March 31, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At March 31, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at March 31, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2025, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2025 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
1.25% Notes due 2025(2)	$756	$—	$756	$755
3.20% Notes due 2027(2)	700	(2)	698	688
4.60% Notes due 2027	800	(3)	797	806
3.25% Notes due 2029(2)	1,000	(6)	994	960
4.70% Notes due 2029	500	(3)	497	506
2.40% Notes due 2030(2)	1,000	(3)	997	905
1.90% Notes due 2031(2)	1,250	(6)	1,244	1,080
2.10% Notes due 2032(2)	1,000	(10)	990	848
4.75% Notes due 2033(2)	1,250	(17)	1,233	1,245
5.00% Notes due 2034	1,000	(7)	993	1,008
4.90% Notes due 2035	500	(5)	495	498
5.25% Notes due 2054	1,500	(31)	1,469	1,446
5.35% Notes due 2055	1,200	(14)	1,186	1,166
Total long-term borrowings	$12,456	$(107)	$12,349	$11,911

(1)
The unamortized discount and debt issuance costs are amortized over the term of the notes.
(2)
Issued by Old BlackRock and guaranteed by BlackRock, Inc. ("New BlackRock").

Long-term borrowings at December 31, 2024 had a carrying value of $12.3 billion and a fair value of $11.7 billion, determined using market prices at the end of December 31, 2024.

See Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments. At March 31, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2025 totaled $4.4 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled, all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, for more information.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2025 and subject to this type of indemnification was approximately $316 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $334 billion were held as collateral for indemnified securities on loan at March 31, 2025. The fair value of these indemnifications was not material at March 31, 2025.

16. Revenue

The table below presents detail of revenue for the three months ended March 31, 2025 and 2024 and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$518	$516
ETFs	1,349	1,190
Equity subtotal	1,867	1,706
Fixed income:
Active	492	484
ETFs	352	327
Fixed income subtotal	844	811
Active multi-asset	313	305
Alternatives:
Private markets	535	240
Liquid alternatives	150	138
Alternatives subtotal	685	378
Non-ETF index	307	288
Digital assets, commodities and multi-asset ETFs(2)	92	45
Long-term	4,108	3,533
Cash management	293	245
Total investment advisory, administration fees and securities lending revenue(3)	4,401	3,778
Investment advisory performance fees:
Equity	10	8
Fixed income	12	4
Multi-asset	4	2
Alternatives:
Private markets	24	125
Liquid alternatives	10	65
Alternatives subtotal	34	190
Total investment advisory performance fees	60	204
Technology services and subscription revenue	436	377
Distribution fees	321	310
Advisory and other revenue:
Advisory	14	13
Other	44	46
Total advisory and other revenue	58	59
Total revenue	$5,276	$4,728

(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 investment advisory, administration fees and securities lending revenue line items.
(2)
Amounts include commodity ETFs and exchange-traded products ("ETPs").
(3)
Amounts include $157 million and $151 million of securities lending revenue for the three months ended March 31, 2025 and 2024, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2025	2024
By client type(1):
Retail	$1,061	$1,041
ETFs	1,793	1,562
Institutional:
Active	1,016	697
Index	238	233
Institutional subtotal	1,254	930
Long-term	4,108	3,533
Cash management	293	245
Total	$4,401	$3,778

By investment style(1):
Active	$2,008	$1,683
ETFs	1,793	1,562
Non-ETF index	307	288
Long-term	4,108	3,533
Cash management	293	245
Total	$4,401	$3,778

(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 investment advisory, administration fees and securities lending revenue line items.

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2025 and 2024:

March 31, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$369	$445	$416	$131	$32	$1,393

March 31, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$152	$180	$159	$119	$49	$659

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at March 31, 2025 and 2024. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Beginning balance	$1,860	$1,783
Net increase (decrease) in unrealized allocations	104	142
Performance fee revenue recognized	(32)	(111)
Ending balance	$1,932	$1,814

Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2025 and 2024:

March 31, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Technology services and subscription revenue(1)(2)	$177	$141	$73	$38	$51	$480

March 31, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services and subscription revenue(1)(2)	$104	$76	$59	$33	$31	$303

(1)
Technology services and subscription revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2025, the estimated fixed minimum fees for the remainder of the year approximated $890 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services and subscription deferred revenue liability for the three months ended March 31, 2025 and 2024, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Beginning balance	$124	$133
Acquisition(1)	88	—
Additions(2)	44	25
Revenue recognized that was included in the beginning balance	(24)	(28)
Ending balance	$232	$130

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized for the three months ended March 31, 2025. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units ("RSUs")

Time-Based RSUs

RSU activity for the three months ended March 31, 2025 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	2,297,665	$793.08
Granted	630,243	$1,001.67
Converted	(577,831)	$799.18
Forfeited	(29,476)	$813.67
March 31, 2025	2,320,601	$847.95

In January 2025, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2024 annual incentive compensation approximately 332,000 RSUs to employees that vest ratably over three years from the grant date and approximately 216,000 RSUs to employees that cliff vest 100% on January 31, 2028. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period, discounted at a risk-free interest rate. The grant-date fair market value of RSUs granted to employees during the three months ended March 31, 2025 was $631 million.

At March 31, 2025, the intrinsic value of outstanding RSUs was $2.2 billion, reflecting a closing stock price of $946.

At March 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $1.3 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.3 years.

Performance-Based RSUs

Performance-based RSU activity for the three months ended March 31, 2025 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	451,042	$788.61	210,505	$845.48	661,547	$806.71
Granted	136,133	$999.36	—	$—	136,133	$999.36
Reduction of shares due to performance measures	(71,866)	$832.07	—	$—	(71,866)	$832.07
Converted	(54,212)	$832.07	—	$—	(54,212)	$832.07
Forfeited	(2,721)	$771.55	(3,459)	$845.48	(6,180)	$812.93
March 31, 2025	458,376	$839.35	207,046	$845.48	665,422	$841.26

In January 2025, the Company granted approximately 136,000 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2028. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2025, the Company reduced the number of original shares granted in 2022 by 71,866 RSUs based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 mentioned above, are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period, discounted at a risk-free interest rate. The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the three months ended March 31, 2025 was $76 million.

At March 31, 2025, the intrinsic value of outstanding performance-based RSUs was $630 million, reflecting a closing stock price of $946.

At March 31, 2025, total unrecognized stock-based compensation expense related to unvested performance-based awards was $397 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.4 years.

Stock Options

Stock option activity and ending balance for the three months ended March 31, 2025 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2024	625,825	$513.50	766,970	$673.58	299,686	$673.58
Exercised	(99,848)	$513.50	—	$—	—	$—
Forfeited	—	$—	(30,544)	$673.58	—	$—
Outstanding at March 31, 2025	525,977	$513.50	736,426	$673.58	299,686	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	525,977	1.7	$228	$513.50	525,977	1.7	$228
2023 Performance-based	$673.58	736,426	7.2	201	$673.58	—	—	—
2023 Time-based	$673.58	299,686	7.2	82	$673.58	—	—	—
		1,562,089	5.3	$511		525,977	1.7	$228

At March 31, 2025, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $102 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.4 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the three months ended March 31, 2025 was $51 million.

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of March 31, 2025, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

Time-Based Stock Options

On May 30, 2023, pursuant to the Award Plan, the Company awarded time-based stock options to purchase 326,391 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Time-based Options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense is amortized over the respective requisite service period.

See Note 18, Stock-Based Compensation, in the 2024 Form 10-K for more information on RSUs, performance-based RSUs and stock options.

18. Net Capital Requirements

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

At March 31, 2025, the Company was required to maintain approximately $1.9 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Beginning balance	$(1,178)	$(840)
Foreign currency translation adjustments(1)	227	(93)
Ending balance	$(951)	$(933)

(1)
Amount for the three months ended March 31, 2025 includes a loss from a net investment hedge of $34 million (net of tax benefit of $11 million). Amount for the three months ended March 31, 2024 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million).

20. Capital Stock

Share Repurchases. During the three months ended March 31, 2025, the Company repurchased 0.4 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2025, there were approximately 3.4 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

21. Income Taxes

Income tax expense for the three months ended March 31, 2025 included a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $46 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter.

Income tax expense for the three months ended March 31, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the three months ended March 31, 2024 income tax expense included $28 million of additional discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2025 and 2024 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2025	2024
Net income attributable to BlackRock, Inc.	$1,510	$1,573
Basic weighted-average shares outstanding	155,038,772	148,689,172
Dilutive effect of:
Nonparticipating RSUs	1,111,006	944,335
Stock options	482,245	491,675
Total diluted weighted-average shares outstanding	156,632,023	150,125,182
Basic earnings per share	$9.74	$10.58
Diluted earnings per share	$9.64	$10.48

The amount of anti-dilutive RSUs was immaterial for three months ended March 31, 2025. For the three months ended March 31, 2024, 338,300 shares primarily related to stock options were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs for the three months ended March 31, 2025, and certain performance-based RSUs and options for the three months ended March 31, 2024 were excluded from the diluted EPS calculation because the designated contingencies were not met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. See the condensed consolidated financial statements for key financial metrics, including total revenue, operating income and net income attributable to BlackRock, Inc., and for more financial information, including significant expenses on a consolidated basis, regarding the Company’s operating segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table illustrates total revenue for the three months ended March 31, 2025 and 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenue
Americas	$3,477	$3,138
Europe	1,557	1,403
Asia-Pacific	242	187
Total revenue	$5,276	$4,728

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2025 and December 31, 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	March 31,	December 31,
(in millions)	2025	2024
Long-lived Assets
Americas	$25,507	$25,515
Europe	3,807	1,437
Asia-Pacific	104	100
Total long-lived assets	$29,418	$27,052

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, Singapore and Australia.

24. Subsequent Events

In December 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of HPS Investment Partners ("HPS"), a leading global credit investment manager with 100% of the consideration paid in BlackRock equity (the "HPS Transaction"). The equity will generally be delivered in units of a wholly-owned subsidiary of BlackRock (“SubCo Units”) which will be exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered will be based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). Approximately 9.2 million SubCo Units and RSUs will be paid at closing. Approximately 2.9 million SubCo Units will be paid in approximately five years, subject to the satisfaction of certain post-closing conditions. In addition, there is potential for additional consideration to be earned of up to 1.6 million SubCo Units that is based on financial performance milestones measured and paid in approximately five years. Of the total deal consideration, up to 0.7 million units will be used to fund an equity retention pool for HPS employees. In aggregate, inclusive of all SubCo Units paid at closing, eligible to be paid in approximately five years, and potentially earned through achievement of financial performance milestones as well as BlackRock RSUs to be issued in the transaction, the maximum amount of common stock issuable upon exchange of such SubCo Units would be approximately 13.7 million shares. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. The HPS Transaction is anticipated to close in mid-2025 subject to regulatory approvals and customary closing conditions.

In April 2025, the Company issued €1.0 billion (or approximately $1.1 billion based on the EUR/USD foreign exchange rate at March 31, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, including the repayment of the €700 million (or approximately $756 million based on the EUR/USD foreign exchange rate at March 31, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $41 million based on the EUR/USD foreign exchange rate at March 31, 2025) per year is payable annually on July 18 of each year commencing on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of New BlackRock and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes.

In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum leverage ratio to 3.5 to 1. The amended 2025 Credit Facility also permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management ("AUM"); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the planned acquisition of HPS Investment Partners (“HPS” or the “HPS Transaction”) and the acquisitions of Global Infrastructure Management, LLC (“GIP” or the “GIP Transaction”) and Preqin Holding Limited (“Preqin” or the “Preqin Transaction” and together with the HPS Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) risks related to the HPS Transaction, including delays in the expected closing date of the HPS Transaction, the possibility that the HPS Transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions; the possibility that expected synergies and value creation from the Transactions will not be realized, or will not be realized within the expected time period; and the risk of impacts to business and operational relationships related to disruptions from the Transactions; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of artificial intelligence; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding environmental and social-related matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, global trade tensions, tariffs, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock’s business, products, operations and clients; (21) the ability to attract, train and retain highly qualified professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers to fulfill their obligations to BlackRock; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds ("ETFs") platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $11.6 trillion of AUM at March 31, 2025. With approximately 22,600 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

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

Acquisitions

On March 3, 2025, BlackRock completed the acquisition of 100% of the shares of Preqin, a leading provider of private markets data, for £2.5 billion (or approximately $3.2 billion) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider.

In December 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of HPS, a leading global credit investment manager with 100% of the consideration paid in BlackRock equity. The equity will generally be delivered in units of a wholly-owned subsidiary of BlackRock (“SubCo Units”) which will be exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered will be based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). Approximately 9.2 million SubCo Units and restricted stock units ("RSUs") will be paid at closing. Approximately 2.9 million SubCo Units will be paid in approximately five years, subject to the satisfaction of certain post-closing conditions. In addition, there is potential for additional consideration to be earned of up to 1.6 million SubCo Units that is based on financial performance milestones measured and paid in approximately five years. Of the total deal consideration, up to 0.7 million units will be used to fund an equity retention pool for HPS employees. In aggregate, inclusive of all SubCo Units paid at closing, eligible to be paid in approximately five years, and potentially earned through achievement of financial performance milestones as well as BlackRock RSUs to be issued in the transaction, the maximum amount of common stock issuable upon exchange of such SubCo Units would be approximately 13.7 million shares. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. The HPS Transaction is anticipated to close in mid-2025 subject to regulatory approvals and customary closing conditions.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
GAAP basis(1):
Total revenue	$5,276	$4,728
Total expense	3,578	3,035
Operating income	$1,698	$1,693
Operating margin	32.2%	35.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	60	170
Income tax expense	248	290
Net income attributable to BlackRock	$1,510	$1,573
Diluted earnings per common share	$9.64	$10.48
Effective tax rate	14.1%	15.6%
As adjusted(2):
Operating income	$2,032	$1,775
Operating margin	43.2%	42.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$75	$139
Net income attributable to BlackRock	$1,770	$1,473
Diluted earnings per common share	$11.30	$9.81
Effective tax rate	16.0%	23.0%
Other:
Assets under management (end of period)	$11,583,928	$10,472,500
Diluted weighted-average common shares outstanding	156.6	150.1
Shares outstanding (end of period)	155.0	148.8
Book value per share(3)	$309.86	$267.04
Cash dividends declared and paid per share	$5.21	$5.10

(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity divided by total shares outstanding at March 31 of the respective period-end.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

GAAP. Operating income of $1.7 billion increased $5 million, while operating margin of 32.2% decreased 360 bps from the three months ended March 31, 2024. Operating income and operating margin reflected higher revenue, including higher investment advisory and administration fees (collectively "base fees"), driven by the positive impact of markets, organic base fee growth, and fees related to the GIP Transaction, as well as higher technology services and subscription revenue, including the partial impact from the Preqin Transaction, partially offset by lower performance fees. The increase in revenue was more than offset by higher expense for the three months ended March 31, 2025, which was impacted by the acquisition-related costs in connection with the GIP and Preqin Transactions, including amortization of intangible assets and other acquisition-related costs, such as retention-related deferred compensation expense and general and administration expense primarily related to a contingent consideration fair value adjustment and professional services.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $110 million from the three months ended March 31, 2024, driven by higher interest expense and lower noncash mark-to-market net gain (loss) on revaluation of investments, partially offset by higher interest and dividend income.

First quarter 2025 income tax expense included a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $46 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter. First quarter 2024 income tax expense included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, first quarter 2024 income tax expense included $28 million of additional discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter.

Earnings per diluted common share decreased $0.84, or 8%, from the three months ended March 31, 2024, primarily driven by the impact of higher acquisition-related costs, lower nonoperating income and a higher diluted share count in the current quarter, partially offset by a lower effective tax rate.

As Adjusted. Operating income of $2.0 billion increased $257 million and operating margin of 43.2% increased 100 bps from the three months ended March 31, 2024. The acquisition-related expenses described above have been excluded from as adjusted results. Earnings per diluted common share increased $1.49, or 15%, from the three months ended March 31, 2024, primarily reflecting higher operating income and a lower effective tax rate in the current quarter, partially offset by lower nonoperating income and a higher diluted share count. In addition, income tax expense, as adjusted, for the first quarter of 2024 excluded the $137 million discrete tax benefit described above.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating income, GAAP basis	$1,698	$1,693
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	(3)	27
Amortization of intangible assets (b)	117	38
Acquisition-related compensation costs (b)	85	2
Acquisition-related transaction costs (b)(1)	39	22
Contingent consideration fair value adjustments (b)	96	(7)
Operating income, as adjusted	$2,032	$1,775
Revenue, GAAP basis	$5,276	$4,728
Non-GAAP adjustments:
Distribution fees	(321)	(310)
Investment advisory fees	(249)	(208)
Revenue used for operating margin measurement	$4,706	$4,210
Operating margin, GAAP basis	32.2%	35.8%
Operating margin, as adjusted	43.2%	42.2%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Nonoperating income (expense), GAAP basis	$65	$220
Less: Net income (loss) attributable to NCI	5	50
Nonoperating income (expense), net of NCI	60	170
Less: Hedge gain (loss) on deferred cash compensation plans (a)	(15)	31
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$75	$139

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Net income attributable to BlackRock, Inc., GAAP basis	$1,510	$1,573
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	9	(3)
Amortization of intangible assets (b)	87	28
Acquisition-related compensation costs (b)	63	2
Acquisition-related transaction costs (b)	29	15
Contingent consideration fair value adjustments (b)	72	(5)
Income tax matters	—	(137)
Net income attributable to BlackRock, Inc., as adjusted	$1,770	$1,473
Diluted weighted-average common shares outstanding	156.6	150.1
Diluted earnings per common share, GAAP basis	$9.64	$10.48
Diluted earnings per common share, as adjusted	$11.30	$9.81

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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization of intangible assets, contingent consideration fair value adjustments incurred in connection with certain acquisitions and other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation and general and administration expense primarily related to professional services expense. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. The amount for income tax matters in the first quarter of 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

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

AUM and Net Inflows (Outflows) by Product Type(1)
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2025	2024	2024	2025	2025
Equity	$6,204,549	$6,310,191	$5,717,852	$19,311	$226,458
Fixed income	3,006,670	2,905,669	2,805,745	37,738	159,671
Multi-asset	1,002,681	992,921	906,597	8,546	55,127
Alternatives:
Private markets	212,354	211,974	137,254	7,144	15,388
Liquid alternatives	79,356	76,390	75,365	2,156	1,461
Alternatives subtotal	291,710	288,364	212,619	9,300	16,849
Digital assets	50,329	55,306	17,521	3,355	30,202
Currency and commodities(2)	97,355	78,137	66,384	5,103	7,252
Long-term	10,653,294	10,630,588	9,726,718	83,353	495,559
Cash management	930,634	920,663	745,782	818	172,771
Total	$11,583,928	$11,551,251	$10,472,500	$84,171	$668,330

AUM and Net Inflows (Outflows) by Client Type and Product Type(1)
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2025	2024	2024	2025	2025
Retail	$1,022,880	$1,015,221	$973,314	$13,118	$30,378
ETFs	4,302,761	4,230,375	3,745,642	107,410	430,601
Institutional:
Active	2,155,178	2,135,095	1,959,786	8,372	58,025
Index	3,172,475	3,249,897	3,047,976	(45,547)	(23,445)
Institutional subtotal	5,327,653	5,384,992	5,007,762	(37,175)	34,580
Long-term	10,653,294	10,630,588	9,726,718	83,353	495,559
Cash management	930,634	920,663	745,782	818	172,771
Total	$11,583,928	$11,551,251	$10,472,500	$84,171	$668,330

AUM and Net Inflows (Outflows) by Investment Style and Product Type(1)
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2025	2024	2024	2025	2025
Active	$2,889,141	$2,868,402	$2,689,676	$10,308	$57,522
ETFs	4,302,761	4,230,375	3,745,642	107,410	430,601
Non-ETF index	3,461,392	3,531,811	3,291,400	(34,365)	7,436
Long-term	10,653,294	10,630,588	9,726,718	83,353	495,559
Cash management	930,634	920,663	745,782	818	172,771
Total	$11,583,928	$11,551,251	$10,472,500	$84,171	$668,330

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Amounts include commodity ETFs and exchange-traded products ("ETPs").

Component Changes in AUM for the Three Months Ended March 31, 2025

The following table presents the component changes in AUM by product type for the three months ended March 31, 2025(1).

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	change	impact(3)	2025	AUM(4)
Equity	$6,310,191	$19,311	$—	$(169,248)	$44,295	$6,204,549	$6,365,290
Fixed income	2,905,669	37,738	(718)	33,120	30,861	3,006,670	2,964,967
Multi-asset	992,921	8,546	—	(6,771)	7,985	1,002,681	1,007,167
Alternatives:
Private markets	211,974	7,144	(7,001)	(1,412)	1,649	212,354	210,104
Liquid alternatives	76,390	2,156	—	598	212	79,356	78,343
Alternatives subtotal	288,364	9,300	(7,001)	(814)	1,861	291,710	288,447
Digital assets	55,306	3,355	—	(8,332)	—	50,329	55,082
Currency and commodities(5)	78,137	5,103	—	13,963	152	97,355	86,790
Long-term	10,630,588	83,353	(7,719)	(138,082)	85,154	10,653,294	10,767,743
Cash management	920,663	818	—	2,510	6,643	930,634	921,137
Total	$11,551,251	$84,171	$(7,719)	$(135,572)	$91,797	$11,583,928	$11,688,880

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2025(1).

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	change	impact(3)	2025	AUM(4)
Retail:
Equity	$505,118	$7,345	$—	$(14,198)	$4,413	$502,678	$513,999
Fixed income	318,641	791	—	1,902	2,174	323,508	322,878
Multi-asset	150,978	2,850	—	(774)	366	153,420	153,428
Private markets	15,749	327	(179)	(70)	190	16,017	15,849
Liquid alternatives	24,735	1,805	—	622	95	27,257	26,003
Retail subtotal	1,015,221	13,118	(179)	(12,518)	7,238	1,022,880	1,032,157
ETFs:
Equity	3,106,398	64,998	—	(68,798)	8,840	3,111,438	3,156,208
Fixed income	985,652	33,773	—	14,980	4,710	1,039,115	1,016,174
Multi-asset	10,734	(166)	—	30	5	10,603	10,628
Digital assets	55,306	3,355	—	(8,332)	—	50,329	55,082
Commodities	72,285	5,450	—	13,500	41	91,276	80,818
ETFs subtotal	4,230,375	107,410	—	(48,620)	13,596	4,302,761	4,318,910
Institutional:
Active:
Equity	218,848	1,894	—	(6,142)	2,790	217,390	222,234
Fixed income	840,328	(6,556)	(718)	15,199	5,620	853,873	849,367
Multi-asset	828,039	5,866	—	(6,020)	7,594	835,479	839,935
Private markets	196,225	6,817	(6,822)	(1,342)	1,459	196,337	194,255
Liquid alternatives	51,655	351	—	(24)	117	52,099	52,340
Active subtotal	2,135,095	8,372	(7,540)	1,671	17,580	2,155,178	2,158,131
Index	3,249,897	(45,547)	—	(78,615)	46,740	3,172,475	3,258,545
Institutional subtotal	5,384,992	(37,175)	(7,540)	(76,944)	64,320	5,327,653	5,416,676
Long-term	10,630,588	83,353	(7,719)	(138,082)	85,154	10,653,294	10,767,743
Cash management	920,663	818	—	2,510	6,643	930,634	921,137
Total	$11,551,251	$84,171	$(7,719)	$(135,572)	$91,797	$11,583,928	$11,688,880

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2025(1).

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	change	impact(3)	2025	AUM(4)
Active:
Equity	$467,163	$(378)	$—	$(12,918)	$4,789	$458,656	$472,800
Fixed income	1,133,874	(7,331)	(718)	16,943	7,123	1,149,891	1,146,480
Multi-asset	979,001	8,717	—	(6,794)	7,960	988,884	993,347
Private markets	211,974	7,144	(7,001)	(1,412)	1,649	212,354	210,104
Liquid alternatives	76,390	2,156	—	598	212	79,356	78,343
Active subtotal	2,868,402	10,308	(7,719)	(3,583)	21,733	2,889,141	2,901,074
ETFs:
Equity	3,106,398	64,998	—	(68,798)	8,840	3,111,438	3,156,208
Fixed income	985,652	33,773	—	14,980	4,710	1,039,115	1,016,174
Multi-asset	10,734	(166)	—	30	5	10,603	10,628
Digital assets	55,306	3,355	—	(8,332)	—	50,329	55,082
Commodities	72,285	5,450	—	13,500	41	91,276	80,818
ETFs subtotal	4,230,375	107,410	—	(48,620)	13,596	4,302,761	4,318,910
Non-ETF index	3,531,811	(34,365)	—	(85,879)	49,825	3,461,392	3,547,759
Long-term	10,630,588	83,353	(7,719)	(138,082)	85,154	10,653,294	10,767,743
Cash management	920,663	818	—	2,510	6,643	930,634	921,137
Total	$11,551,251	$84,171	$(7,719)	$(135,572)	$91,797	$11,583,928	$11,688,880

The following table presents the component changes in AUM by private markets product type for the three months ended March 31, 2025(1).

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	change	impact(3)	2025	AUM(4)
Private markets:
Infrastructure	$109,606	$4,505	$(5,866)	$(470)	$596	$108,371	$107,364
Private equity	36,327	924	(171)	(621)	103	36,562	36,264
Private credit	32,425	1,316	(461)	(134)	540	33,686	32,921
Real estate	26,147	37	(285)	(169)	346	26,076	26,037
Multi-alternatives	7,469	362	(218)	(18)	64	7,659	7,518
Total private markets	$211,974	$7,144	$(7,001)	$(1,412)	$1,649	$212,354	$210,104

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM increased $33 billion to $11.58 trillion at March 31, 2025 from $11.55 trillion at December 31, 2024, driven by the positive impact of foreign exchange movements and net inflows, partially offset by net market depreciation.

Long-term net inflows of $83 billion were comprised of net inflows of $107 billion and $13 billion from ETFs and retail clients, respectively, partially offset by net outflows of $37 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $107 billion were led by equity and fixed income ETFs net inflows of $65 billion and $34 billion, respectively. Active ETFs contributed $9 billion of net inflows and digital asset ETPs generated $3 billion of net inflows in the first quarter.
•
Retail net inflows of $13 billion were driven by net inflows into equity products, largely reflecting net inflows in Aperio, multi-asset and systematic liquid alternatives funds.
•
Institutional active net inflows of $8 billion were driven by infrastructure private markets, LifePath® target-date strategies and systematic active equity offerings. These inflows were partially offset by several client-specific redemptions from active fixed income, primarily due to re-insurance activity.
•
Institutional index net outflows of $46 billion were concentrated in low-fee index equity offerings, partially offset by net inflows into fixed income products.

Cash management AUM increased to $931 billion, reflecting growth in the Circle Reserve Fund, partially offset by seasonal redemptions from US government funds.

Net market depreciation of $136 billion was primarily driven by US equity market depreciation.

AUM increased $92 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the euro, the British pound and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended March 31, 2025

The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2025(1).

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Equity	$5,717,852	$226,458	$—	$4,074	$255,100	$1,065	$6,204,549	$6,104,088
Fixed income	2,805,745	159,671	(718)	—	43,927	(1,955)	3,006,670	2,911,610
Multi-asset	906,597	55,127	—	—	45,357	(4,400)	1,002,681	966,593
Alternatives:
Private markets	137,254	15,388	(7,001)	69,875	(3,085)	(77)	212,354	171,460
Liquid alternatives	75,365	1,461	—	—	2,705	(175)	79,356	76,377
Alternatives subtotal	212,619	16,849	(7,001)	69,875	(380)	(252)	291,710	247,837
Digital assets	17,521	30,202	—	—	2,606	—	50,329	34,192
Currency and commodities(6)	66,384	7,252	—	—	23,750	(31)	97,355	78,073
Long-term	9,726,718	495,559	(7,719)	73,949	370,360	(5,573)	10,653,294	10,342,393
Cash management	745,782	172,771	—	—	10,638	1,443	930,634	843,779
Total	$10,472,500	$668,330	$(7,719)	$73,949	$380,998	$(4,130)	$11,583,928	$11,186,172

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2025(1).

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Retail:
Equity	$471,438	$18,539	$—	$4,074	$6,807	$1,820	$502,678	$502,153
Fixed income	315,004	9,595	—	—	3,537	(4,628)	323,508	319,194
Multi-asset	146,182	(321)	—	—	7,649	(90)	153,420	150,369
Private markets	16,285	318	(179)	—	(443)	36	16,017	15,970
Liquid alternatives	24,405	2,247	—	—	567	38	27,257	24,836
Retail subtotal	973,314	30,378	(179)	4,074	18,117	(2,824)	1,022,880	1,012,522
ETFs:
Equity	2,752,776	264,600	—	—	99,346	(5,284)	3,111,438	2,984,093
Fixed income	904,755	127,906	—	—	7,404	(950)	1,039,115	977,390
Multi-asset	9,043	1,304	—	—	455	(199)	10,603	9,855
Digital assets	17,521	30,202	—	—	2,606	—	50,329	34,192
Commodities	61,547	6,589	—	—	23,201	(61)	91,276	72,769
ETFs subtotal	3,745,642	430,601	—	—	133,012	(6,494)	4,302,761	4,078,299
Institutional:
Active:
Equity	203,042	3,970	—	—	9,810	568	217,390	215,834
Fixed income	836,798	(14,694)	(718)	—	33,163	(676)	853,873	846,590
Multi-asset	748,017	54,465	—	—	37,098	(4,101)	835,479	802,977
Private markets	120,969	15,070	(6,822)	69,875	(2,642)	(113)	196,337	155,490
Liquid alternatives	50,960	(786)	—	—	2,138	(213)	52,099	51,541
Active subtotal	1,959,786	58,025	(7,540)	69,875	79,567	(4,535)	2,155,178	2,072,432
Index	3,047,976	(23,445)	—	—	139,664	8,280	3,172,475	3,179,140
Institutional subtotal	5,007,762	34,580	(7,540)	69,875	219,231	3,745	5,327,653	5,251,572
Long-term	9,726,718	495,559	(7,719)	73,949	370,360	(5,573)	10,653,294	10,342,393
Cash management	745,782	172,771	—	—	10,638	1,443	930,634	843,779
Total	$10,472,500	$668,330	$(7,719)	$73,949	$380,998	$(4,130)	$11,583,928	$11,186,172

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations have not been recast for 2024.
(3)
Amounts include AUM attributable to the GIP Transaction and the acquisition of SpiderRock Advisors, LLC in May 2024 (the "SpiderRock Transaction").
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(6)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2025(1).

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Active:
Equity	$455,665	$(6,125)	$—	$4,074	$3,961	$1,081	$458,656	$471,631
Fixed income	1,127,206	(7,340)	(718)	—	36,426	(5,683)	1,149,891	1,140,441
Multi-asset	894,186	54,138	—	—	44,750	(4,190)	988,884	953,331
Private markets	137,254	15,388	(7,001)	69,875	(3,085)	(77)	212,354	171,460
Liquid alternatives	75,365	1,461	—	—	2,705	(175)	79,356	76,377
Active subtotal	2,689,676	57,522	(7,719)	73,949	84,757	(9,044)	2,889,141	2,813,240
ETFs:
Equity	2,752,776	264,600	—	—	99,346	(5,284)	3,111,438	2,984,093
Fixed income	904,755	127,906	—	—	7,404	(950)	1,039,115	977,390
Multi-asset	9,043	1,304	—	—	455	(199)	10,603	9,855
Digital assets	17,521	30,202	—	—	2,606	—	50,329	34,192
Commodities	61,547	6,589	—	—	23,201	(61)	91,276	72,769
ETFs subtotal	3,745,642	430,601	—	—	133,012	(6,494)	4,302,761	4,078,299
Non-ETF index	3,291,400	7,436	—	—	152,591	9,965	3,461,392	3,450,854
Long-term	9,726,718	495,559	(7,719)	73,949	370,360	(5,573)	10,653,294	10,342,393
Cash management	745,782	172,771	—	—	10,638	1,443	930,634	843,779
Total	$10,472,500	$668,330	$(7,719)	$73,949	$380,998	$(4,130)	$11,583,928	$11,186,172

The following table presents the component changes in AUM by private markets product type for the twelve months ended March 31, 2025(1).

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Private markets:
Infrastructure	$37,362	$8,397	$(5,866)	$69,875	$(1,156)	$(241)	$108,371	$70,068
Private equity	34,649	2,447	(171)	—	(369)	6	36,562	35,786
Private credit	31,061	3,872	(461)	—	(852)	66	33,686	31,828
Real estate	26,767	249	(285)	—	(715)	60	26,076	26,318
Multi-alternatives	7,415	423	(218)	—	7	32	7,659	7,460
Total private markets	$137,254	$15,388	$(7,001)	$69,875	$(3,085)	$(77)	$212,354	$171,460

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations have not been recast for 2024.
(3)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $1.1 trillion to $11.6 trillion at March 31, 2025 from $10.5 trillion at March 31, 2024, driven by net inflows, net market appreciation, and AUM added from the GIP Transaction.

Long-term net inflows of $496 billion were comprised of net inflows of $431 billion, $35 billion and $30 billion from ETFs, institutional and retail clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $431 billion were led by equity and fixed income ETFs, which saw $265 billion and $128 billion of net inflows, respectively. Digital assets ETPs contributed $30 billion driven by flows into the Company's Bitcoin ETP, and Active ETFs generated $21 billion of net inflows.
•
Institutional active net inflows of $58 billion were led by multi-asset and infrastructure private markets net inflows. Multi-asset net inflows included the impact of several large outsourcing mandates and continued growth of the Company's LifePath target-date strategies. Inflows were partially offset by the impact of several client-specific redemptions from active fixed income, primarily due to re-insurance activity.
•
Institutional index net outflows of $23 billion were concentrated in low-fee index equity offerings, partially offset by net inflows into fixed income products.
•
Retail net inflows of $30 billion were led by net inflows into equity strategies reflecting demand for Aperio and net inflows into fixed income strategies.

Cash management AUM increased to $931 billion, primarily due to net inflows into US government and international money market funds.

Net market appreciation of $381 billion was primarily driven by global equity and fixed income market appreciation.

AUM decreased $4 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar against the Canadian dollar, the Mexican peso and the Australian dollar, partially offset by the weakening of the US dollar, largely against the British pound and the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2025 and 2024 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Form 10-K").

Revenue

The table below presents detail of revenue for the three months ended March 31, 2025 and 2024 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$518	$516
ETFs	1,349	1,190
Equity subtotal	1,867	1,706
Fixed income:
Active	492	484
ETFs	352	327
Fixed income subtotal	844	811
Active multi-asset	313	305
Alternatives:
Private markets	535	240
Liquid alternatives	150	138
Alternatives subtotal	685	378
Non-ETF index	307	288
Digital assets, commodities and multi-asset ETFs(2)	92	45
Long-term	4,108	3,533
Cash management	293	245
Total investment advisory, administration fees and securities lending revenue(3)	4,401	3,778
Investment advisory performance fees:
Equity	10	8
Fixed income	12	4
Multi-asset	4	2
Alternatives:
Private markets	24	125
Liquid alternatives	10	65
Alternatives subtotal	34	190
Total investment advisory performance fees	60	204
Technology services and subscription revenue	436	377
Distribution fees	321	310
Advisory and other revenue:
Advisory	14	13
Other	44	46
Total advisory and other revenue	58	59
Total revenue	$5,276	$4,728

(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 investment advisory, administration fees and securities lending revenue line items.
(2)
Amounts include commodity ETFs and ETPs.
(3)
Amounts include $157 million and $151 million of securities lending revenue for the three months ended March 31, 2025 and 2024, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(2)
	2025	2024	2025	2024
Equity:
Active	12%	14%	4%	4%
ETFs	31%	31%	28%	25%
Equity subtotal	43%	45%	32%	29%
Fixed income:
Active	11%	13%	10%	11%
ETFs	8%	9%	8%	9%
Fixed income subtotal	19%	22%	18%	20%
Active multi-asset	7%	8%	8%	9%
Alternatives:
Private markets	12%	6%	2%	1%
Liquid alternatives	4%	4%	1%	1%
Alternatives subtotal	16%	10%	3%	2%
Non-ETF index	6%	7%	30%	32%
Digital assets, commodities and multi-asset ETFs(3)	2%	1%	1%	1%
Long-term	93%	93%	92%	93%
Cash management	7%	7%	8%	7%
Total AUM	100%	100%	100%	100%

(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 investment advisory, administration fees and securities lending revenue line items.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)
Amounts include commodity ETFs and ETPs.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue increased $548 million, or 12%, from the three months ended March 31, 2024, primarily driven by organic base fee growth, the impact of market beta on average AUM, fees related to the GIP Transaction and higher technology services and subscription revenue, including the partial impact of the Preqin Transaction, which closed on March 3, 2025, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $4.4 billion increased $623 million from $3.8 billion for the three months ended March 31, 2024, primarily driven by organic base fee growth, the impact of market beta on average AUM and approximately $285 million of fees related to the GIP Transaction, partially offset by the effect of one fewer day in the current quarter. Securities lending revenue of $157 million increased from $151 million for the three months ended March 31, 2024.

Investment advisory performance fees of $60 million decreased $144 million from $204 million for the three months ended March 31, 2024, primarily reflecting lower revenue from private markets and liquid alternative products.

Technology services and subscription revenue of $436 million increased $59 million from $377 million for the three months ended March 31, 2024, reflecting the sustained demand for Aladdin technology offerings and the partial impact from the Preqin Transaction, which added approximately $20 million to first quarter revenue.

Expense

The following table presents expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Expense
Employee compensation and benefits	$1,741	$1,580
Sales, asset and account expense:
Distribution and servicing costs	570	518
Direct fund expense	392	338
Sub-advisory and other	47	32
Total sales, asset and account expense	1,009	888
General and administration expense:
Marketing and promotional	97	82
Occupancy and office related	114	101
Portfolio services	64	66
Technology	189	160
Professional services	73	58
Communications	10	10
Foreign exchange remeasurement	(8)	2
Contingent consideration fair value adjustments	96	(7)
Other general and administration	76	57
Total general and administration expense	711	529
Amortization of intangible assets	117	38
Total expense	$3,578	$3,035

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Expense increased $543 million, or 18%, from the three months ended March 31, 2024, reflecting higher employee compensation and benefits expense, general and administration expense, sales, asset and account expense and amortization of intangible assets. Expense for the first quarter of 2025 was impacted by the previously described acquisition-related expenses incurred in connection with the GIP and Preqin Transactions(1).

Employee compensation and benefits expense of $1.7 billion increased $161 million from $1.6 billion for the three months ended March 31, 2024, primarily reflecting the impact of the GIP Transaction, including nonrecurring retention-related deferred compensation expense(1), partially offset by the impact of lower performance fees.

Sales, asset and account expense of $1.0 billion increased $121 million from $888 million for the three months ended March 31, 2024, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $711 million increased $182 million from $529 million for the three months ended March 31, 2024, primarily associated with acquisition-related costs(1), including a contingent consideration fair value adjustment in connection with the GIP Transaction and higher transaction costs recorded in professional services expense. The general and administration expense increase from the first quarter of 2024 also included higher technology expense, marketing and promotional expense, including the impact from higher travel and entertainment expense, and higher occupancy and office related expense.

Amortization of intangible assets(1) of $117 million increased $79 million from $38 million for the three months ended March 31, 2024, primarily reflecting amortization of intangible assets acquired in the GIP and Preqin Transactions.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Nonoperating income (expense), GAAP basis	$65	$220
Less: Net income (loss) attributable to NCI	5	50
Nonoperating income (expense), net of NCI	60	170
Less: Hedge gain (loss) on deferred cash compensation plans(1)	(15)	31
Nonoperating income (expense), net of NCI, as adjusted(2)	$75	$139

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net gain (loss) on investments, net of NCI
Private equity	$48	$8
Real assets	(2)	(3)
Other alternatives(3)	9	14
Other investments(4)	(10)	31
Hedge gain (loss) on deferred cash compensation plans(1)	(15)	31
Subtotal	30	81
Other income/gain (expense/loss)(5)	23	40
Total net gain (loss) on investments, net of NCI	53	121
Interest and dividend income	173	141
Interest expense	(166)	(92)
Net interest income (expense)	7	49
Nonoperating income (expense), net of NCI	60	170
Less: Hedge gain (loss) on deferred cash compensation plans(1)	(15)	31
Nonoperating income (expense), net of NCI, as adjusted(2)	$75	$139

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
(4)
Amounts primarily include net gains (losses) related to BlackRock's seed investment portfolio, net of impact of certain hedges.
(5)
The amount for the three months ended March 31, 2025, includes nonoperating noncash pre-tax gains in connection with the Company's minority investment in iCapital Network, Inc. of approximately $36 million. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of other minority investments.

Income Tax Expense

	GAAP		As Adjusted(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2025	2024	2025	2024
Operating income	$1,698	$1,693	$2,032	$1,775
Total nonoperating income (expense)(2)	$60	$170	$75	$139
Income before income taxes(2)	$1,758	$1,863	$2,107	$1,914
Income tax expense	$248	$290	$337	$441
Effective tax rate	14.1%	15.6%	16.0%	23.0%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2025. Income tax expense for the three months ended March 31, 2025 included a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $46 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter.

2024. Income tax expense for the three months ended March 31, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the three months ended March 31, 2024 income tax expense included $28 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2024 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents, or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	March 31, 2025
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$7,747	$—	$340	$7,407
Accounts receivable	4,281	—	—	4,281
Investments	10,525	—	1,950	8,575
Separate account assets and collateral held under securities lending agreements	59,458	59,458	—	—
Operating lease right-of-use assets	1,520	—	—	1,520
Other assets(3)	8,263	—	114	8,149
Subtotal	91,794	59,458	2,404	29,932
Goodwill and intangible assets, net	50,148	—	—	50,148
Total assets	$141,942	$59,458	$2,404	$80,080
Liabilities
Accrued compensation and benefits	$1,153	$—	$—	$1,153
Accounts payable and accrued liabilities	1,619	—	—	1,619
Borrowings	12,349	—	—	12,349
Separate account liabilities and collateral liabilities under securities lending agreements	59,458	59,458	—	—
Contingent consideration liabilities	4,390	—	—	4,390
Deferred income tax liabilities(4)	3,675	—	—	3,675
Operating lease liabilities	1,910	—	—	1,910
Other liabilities	7,198	—	307	6,891
Total liabilities	91,752	59,458	307	31,987
Equity
Total BlackRock, Inc. stockholders’ equity	48,036	—	—	48,036
Noncontrolling interests	2,154	—	2,097	57
Total equity	50,190	—	2,097	48,093
Total liabilities and equity	$141,942	$59,458	$2,404	$80,080

(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $4.5 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at March 31, 2025 included $340 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2025). Investments at March 31, 2025 increased $756 million from December 31, 2024 (for more information see Investments herein). Goodwill and intangible assets at March 31, 2025 increased $3.5 billion from December 31, 2024, primarily due to the Preqin Transaction, partially offset by amortization of intangible assets. Other assets at March 31, 2025 increased $3.6 billion from December 31, 2024, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at March 31, 2025 decreased $1.8 billion from December 31, 2024, primarily due to 2024 incentive compensation cash payments in the first quarter of 2025, partially offset by 2025 incentive compensation accruals. Contingent consideration liabilities at March 31, 2025 increased $88 million from December 31, 2024, primarily due to a contingent consideration fair value adjustment in connection with the GIP Transaction, largely related to changes in discount rate and passage of time. Other liabilities at March 31, 2025 increased $3.2 billion from December 31, 2024, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2025 increased $341 million from December 31, 2024, primarily due to the effects of temporary differences associated with the stock-based compensation and the Preqin Transaction.

Investments

The Company’s investments were $10.5 billion and $9.8 billion at March 31, 2025 and December 31, 2024, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2025	2024
Investments, GAAP	$10,525	$9,769
Investments held by CIPs	(6,271)	(5,752)
Net interest in CIPs(1)	4,321	3,877
Investments, as adjusted	8,575	7,894
Investments related to deferred cash compensation plans	(277)	(185)
Hedged exposures	(1,781)	(1,757)
Federal Reserve Bank stock	(93)	(93)
Carried interest	(1,987)	(1,983)
Total “economic” investment exposure(2)	$4,437	$3,876

(1)
Amounts include $1.9 billion of carried interest (VIEs) at both March 31, 2025 and December 31, 2024, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in millions)	2025	2024
Equity/Fixed income/Multi-asset(1)	$3,307	$3,025
Alternatives:
Private equity	1,340	1,199
Real assets	658	629
Other alternatives(2)	913	780
Alternatives subtotal	2,911	2,608
Hedged exposures	(1,781)	(1,757)
Total “economic” investment exposure	$4,437	$3,876

(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2025 was as follows:

(in millions)	Three Months Ended March 31,
Investments, as adjusted, beginning balance	$7,894
Purchases/capital contributions	869
Sales/maturities	(212)
Distributions(1)	(50)
Market appreciation(depreciation)/earnings from equity method investments	39
Carried interest capital allocations/(distributions)	4
Other(2)	31
Investments, as adjusted, ending balance	$8,575

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2024	$12,779	$169	$12,610
Net cash provided by/(used in) operating activities	(1,128)	(798)	(330)
Net cash provided by/(used in) investing activities	(3,336)	182	(3,518)
Net cash provided by/(used in) financing activities	(661)	787	(1,448)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	—	110
Net increase/(decrease) in cash, cash equivalents and restricted cash	(5,015)	171	(5,186)
Cash, cash equivalents and restricted cash, March 31, 2025	$7,764	$340	$7,424

Sources of BlackRock’s operating cash primarily include base fees and securities lending revenue, performance fees, technology services and subscription revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends and repurchases of the Company’s stock, acquisitions, capital expenditures and purchases of co-investments and seed investments.

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the condensed consolidated statements of cash flows contained in Part I, Item 1 of this filing.

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue, performance fees and technology services and subscription revenue, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive and deferred cash compensation accrued during prior years, and income tax payments.

Cash flows used in investing activities, excluding the impact of CIPs, for the three months ended March 31, 2025 were $3.5 billion, primarily reflecting $3.1 billion related to the Preqin Transaction, $330 million of net purchases of investments and $78 million of purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of CIPs, for the three months ended March 31, 2025 were $1.4 billion, primarily resulting from $838 million of cash dividend payments and $657 million of share repurchases, including $375 million in open market transactions and $282 million of employee tax withholdings related to employee stock transactions.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
(in millions)	2025	2024
Cash and cash equivalents(1)	$7,747	$12,762
Cash and cash equivalents held by CIPs(2)	(340)	(169)
Subtotal(3)	7,407	12,593
Credit facility – undrawn(4)	5,400	5,400
Total liquidity resources	$12,807	$17,993

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 40% and 65% at March 31, 2025 and December 31, 2024, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.
(4)
In April 2025, the aggregate commitment of the credit facility was increased from $5.4 billion to $5.9 billion. See Short-Term Borrowings herein for more information.

Total liquidity resources decreased $5.2 billion during the three months ended March 31, 2025, primarily reflecting $3.1 billion related to the Preqin Transaction, payments of 2024 year-end incentive awards, cash dividend payments of $838 million, and share repurchases of $657 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $8.6 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the three months ended March 31, 2025, the Company repurchased 0.4 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2025, there were approximately 3.4 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At March 31, 2025 and December 31, 2024, the Company was required to maintain approximately $1.9 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility (the “2025 Credit Facility”) of $5.4 billion as of March 31, 2025, with a maturity date of March 2029 for lenders other than one non-extending lender and the commitment of the non-extending lender maturing in March 2028. The 2025 Credit Facility is available for working capital and general corporate purposes. The 2025 Credit Facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2025. At March 31, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum leverage ratio to 3.5 to 1. The amended 2025 Credit Facility also permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At March 31, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at March 31, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2025, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

At March 31, 2025, the principal amount of long-term notes outstanding was $12.5 billion. See Note 15, Borrowings, in the 2024 Form 10-K for more information on overall borrowings outstanding as of December 31, 2024.

During the three months ended March 31, 2025, the Company paid approximately $168 million of interest on long-term notes. Future principal repayments and interest requirements at March 31, 2025 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2025(1)	$756	$298	$1,054
2026	—	461	461
2027	1,500	450	1,950
2028	—	402	402
2029	1,500	374	1,874
2030	1,000	334	1,334
Thereafter	7,700	3,901	11,601
Total	$12,456	$6,220	$18,676

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of March 31, 2025. In May 2025, the Company fully repaid €700 million (or approximately $756 million based on the EUR/USD foreign exchange rate at March 31, 2025) of 1.25% Notes at maturity.

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.1 billion based on the EUR/USD foreign exchange rate at March 31, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, including the repayment of the €700 million (or approximately $756 million based on the EUR/USD foreign exchange rate at March 31, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $41 million based on the EUR/USD foreign exchange rate at March 31, 2025) per year is payable annually on July 18 of each year commencing on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes.

Supplemental Guarantor Information

BlackRock, Inc. (“New BlackRock”) is the issuer of 4.6% Notes due 2027, 4.7% Notes due 2029, 5.0% Notes due 2034, 4.9% Notes due 2035, 5.25% Notes due 2054 and 5.35% Notes due 2055 (collectively the "New BlackRock Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by Old BlackRock ("Notes Guarantees"). The New BlackRock Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock's and Old BlackRock's other unsubordinated indebtedness, respectively. No other subsidiary of BlackRock or Old BlackRock guarantees the New BlackRock Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and Old BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the separate indentures governing the New BlackRock Notes. See Note 14, Borrowings, in the notes to the condensed consolidated financial statements for further information on New BlackRock Notes.

In October 2024, in connection with the closing of the GIP Transaction, New BlackRock also entered into a guarantee (the “New BlackRock Guarantee”) pursuant to which New BlackRock fully and unconditionally guaranteed, on a senior unsecured basis, the remaining obligations of Old BlackRock with respect to its previously issued senior unsecured notes. The New BlackRock Guarantee ranks equally in right of payment with all of New BlackRock's other unsubordinated indebtedness. In certain circumstances as described in the New BlackRock Guarantee, the New BlackRock Guarantee will be automatically and unconditionally released and discharged, and New BlackRock will be released from all obligations under the New BlackRock Guarantee.

The following presents unaudited summarized financial information of BlackRock and Old BlackRock (together with BlackRock, the "Obligor Group") on a combined basis as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025. Intercompany balances and transactions between BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	March 31,	December 31,
(in millions)	2025	2024
Assets
Receivables from non-guarantor subsidiaries	$7,919	$7,681
Goodwill and intangible assets	27,203	27,273
Other assets	466	362
Total assets	$35,588	$35,316
Liabilities
Borrowings	$12,349	$12,314
Payable to non-guarantor subsidiaries	8,627	10,206
Other liabilities	3,178	3,278
Total liabilities	$24,154	$25,798

Summarized Income Statement (unaudited)

For the three months ended March 31, 2025, net loss of the Obligor Group was $235 million, primarily comprised of $70 million amortization expense, a loss of $88 million primarily related to a contingent consideration fair value adjustment, and $122 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2025 totaled $4.4 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, in the notes to the condensed consolidated financial statements for more information.

Investment Commitments. At March 31, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies as well as recent accounting developments, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2024 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of March 31, 2025, the Company was deemed to be the PB of approximately 115 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements. The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 8, Fair Value Disclosures, in the notes to the condensed consolidated financial statements for more information on fair value measurements.

Goodwill and Intangible Assets

The Company accounts for business combinations using the acquisition method of accounting, where the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the transaction. Any excess purchase consideration over the fair value of net assets acquired is recorded as goodwill.

The Company determines fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, or external sources. Unanticipated events may affect these assumptions. During the three months ended March 31, 2025, BlackRock recorded finite-lived customer relationships and technology-related intangible assets in connection with the Preqin Transaction of approximately $1.1 billion and $125 million, respectively. The acquisition date fair value of customer relationships and technology-related intangible assets were determined using an income approach and a replacement cost approach, respectively, all of which applied certain significant assumptions, which are inherently uncertain and unpredictable. The assumptions used in the income approach primarily included discount rates ranging from 11.0%-11.5%, as well as estimated revenue projections, operating profits and tax rates. The assumptions used in the replacement cost approach primarily included a discount rate of 10.5% as well as estimated reproduction costs and third-party developer's profit and opportunity cost of capital invested. While the Company believes these assumptions to be reasonable and appropriate, changes in these estimates could produce different fair value amounts.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2025 totaled $4.4 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.9% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). As the estimated fair value of the contingent consideration subsequently changes, contingent consideration liabilities are adjusted, resulting in contingent consideration fair value adjustments recorded within general and administration expense of the condensed consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period.

Investment Advisory Performance Fees / Carried Interest

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At both March 31, 2025 and December 31, 2024, the Company had $1.9 billion of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2025, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.8 billion at both March 31, 2025 and December 31, 2024.

At March 31, 2025, approximately $6.3 billion of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.4 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At March 31, 2025, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $2.1 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $214 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2025, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.3 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $71 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.4 billion at March 31, 2025. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $138 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2025, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.1 billion, with expiration dates primarily in April 2025. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At March 31, 2025, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $218 million, with expiration dates during the second quarter of 2025.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2024 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 January 31, 2025	383,623	$1,057.03	125,392	3,697,259
February 1, 2025 through February 28, 2025	227,066	$981.60	226,819	3,470,440
March 1, 2025 through March 31, 2025	29,915	$959.36	24,395	3,446,045
Total	640,604	$1,025.73	376,606

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: May 7, 2025		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)