Form 10-Q
period 2025-06-30
BlackRock, Inc.
filed 2025-08-06
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 154,853,337 shares of the registrant’s common stock outstanding (163,185,815 on a fully diluted basis, including 8,332,478 Class B-2 Common Units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	78

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2025	2024
Assets
Cash and cash equivalents(1)	$9,478	$12,762
Accounts receivable	4,351	4,304
Investments(1)	10,874	9,769
Separate account assets	56,109	52,811
Separate account collateral held under securities lending agreements	6,293	6,059
Property and equipment (net of accumulated depreciation and amortization of $1,702 and $1,553 at June 30, 2025 and December 31, 2024, respectively)	1,159	1,103
Intangible assets (net of accumulated amortization of $961 and $782 at June 30, 2025 and December 31, 2024, respectively)	21,677	20,743
Goodwill	28,328	25,949
Operating lease right-of-use assets	1,553	1,519
Other assets(1)	6,648	3,596
Total assets	$146,470	$138,615
Liabilities
Accrued compensation and benefits	$1,737	$2,964
Accounts payable and accrued liabilities	1,686	1,536
Borrowings	12,762	12,314
Separate account liabilities	56,109	52,811
Separate account collateral liabilities under securities lending agreements	6,293	6,059
Contingent consideration liabilities	4,472	4,302
Deferred income tax liabilities	3,578	3,334
Operating lease liabilities	1,948	1,908
Other liabilities(1)	6,283	4,032
Total liabilities	94,868	89,260
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	2,296	1,691
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2025 and December 31, 2024;
   Shares issued: 156,032,049 and 155,318,170 at June 30, 2025 and
      December 31, 2024, respectively;
   Shares outstanding: 154,751,073 and 154,947,813 at June 30, 2025 and
      December 31, 2024, respectively

Additional paid-in capital	13,871	13,446
Retained earnings	37,068	35,611
Accumulated other comprehensive loss	(515)	(1,178)
Treasury stock, common, at cost (1,280,976 and 370,357 shares held at June 30, 2025 and December 31, 2024, respectively)	(1,285)	(386)
Total BlackRock, Inc. stockholders’ equity	49,141	47,495
Nonredeemable noncontrolling interests	165	169
Total permanent equity	49,306	47,664
Total liabilities, temporary equity and permanent equity	$146,470	$138,615

(1)
At June 30, 2025, cash and cash equivalents, investments, other assets and other liabilities include $196 million, $6.0 billion, $128 million and $2.3 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $125 million, $5.1 billion, $45 million and $2.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$4,283	$3,721	$8,527	$7,348
Securities lending revenue	171	154	328	305
Total investment advisory, administration fees and securities lending revenue	4,454	3,875	8,855	7,653
Investment advisory performance fees	94	164	154	368
Technology services and subscription revenue	499	395	935	772
Distribution fees	320	318	641	628
Advisory and other revenue	56	53	114	112
Total revenue	5,423	4,805	10,699	9,533
Expense
Employee compensation and benefits	1,764	1,503	3,505	3,083
Sales, asset and account expense:
Distribution and servicing costs	576	539	1,146	1,057
Direct fund expense	441	358	833	696
Sub-advisory and other	46	32	93	64
Total sales, asset and account expense	1,063	929	2,072	1,817
General and administration expense	689	534	1,400	1,063
Restructuring charge	39	—	39	—
Amortization of intangible assets	137	39	254	77
Total expense	3,692	3,005	7,270	6,040
Operating income	1,731	1,800	3,429	3,493
Nonoperating income (expense)
Net gain (loss) on investments	550	162	608	333
Interest and dividend income	144	178	317	319
Interest expense	(173)	(126)	(339)	(218)
Total nonoperating income (expense)	521	214	586	434
Income before income taxes	2,252	2,014	4,015	3,927
Income tax expense	587	477	835	767
Net income	1,665	1,537	3,180	3,160
Less:
Net income (loss) attributable to noncontrolling interests	72	42	77	92
Net income attributable to BlackRock, Inc.	$1,593	$1,495	$3,103	$3,068
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.29	$10.07	$20.03	$20.65
Diluted	$10.19	$9.99	$19.83	$20.47
Weighted-average common shares outstanding:
Basic	154.9	148.4	155.0	148.6
Diluted	156.3	149.7	156.4	149.9

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income	$1,665	$1,537	$3,180	$3,160
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	436	(45)	663	(138)
Comprehensive income (loss)	2,101	1,492	3,843	3,022
Less: Comprehensive income (loss) attributable to noncontrolling interests	72	42	77	92
Comprehensive income attributable to BlackRock, Inc.	$2,029	$1,450	$3,766	$2,930

(1)
Amounts for the three months ended June 30, 2025 and 2024 include a loss from a net investment hedge of $62 million (net of tax benefit of $19 million) and a gain from a net investment hedge of $4 million (net of tax expense of $1 million), respectively. Amounts for the six months ended June 30, 2025 and 2024 include a loss from a net investment hedge of $96 million (net of tax benefit of $30 million) and a gain from a net investment hedge of $18 million (net of tax expense of $5 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691
Net income	—	3,103	—	—	3,103	(2)	3,101	79
Dividends declared ($10.42 per share)	—	(1,646)	—	—	(1,646)	—	(1,646)	—
Stock-based compensation	467	—	—	—	467	—	467	—
Issuance of common shares related to employee stock transactions	(42)	—	—	154	112	—	112	—
Employee tax withholdings related to employee stock transactions	—	—	—	(303)	(303)	—	(303)	—
Shares repurchased	—	—	—	(750)	(750)	—	(750)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(2)	(2)	1,718
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,192)
Other comprehensive income (loss)	—	—	663	—	663	—	663	—
June 30, 2025	$13,873	$37,068	$(515)	$(1,285)	$49,141	$165	$49,306	$2,296

(1)
Amounts include $2 million of common stock at both June 30, 2025 and December 31, 2024.

For the Three Months Ended June 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2025	$13,746	$36,283	$(951)	$(1,042)	$48,036	$170	$48,206	$1,984
Net income	—	1,593	—	—	1,593	(1)	1,592	73
Dividends declared ($5.21 per share)	—	(808)	—	—	(808)	—	(808)	—
Stock-based compensation	226	—	—	—	226	—	226	—
Issuance of common shares related to employee stock transactions	(99)	—	—	153	54	—	54	—
Employee tax withholdings related to employee stock transactions	—	—	—	(21)	(21)	—	(21)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(4)	(4)	909
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(670)
Other comprehensive income (loss)	—	—	436	—	436	—	436	—
June 30, 2025	$13,873	$37,068	$(515)	$(1,285)	$49,141	$165	$49,306	$2,296

(1)
Amounts include $2 million of common stock at both June 30, 2025 and March 31, 2025.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2024

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	3,068	—	—	3,068	(7)	3,061	99
Dividends declared ($10.20 per share)	—	(1,553)	—	—	(1,553)	—	(1,553)	—
Stock-based compensation	355	—	—	—	355	—	355	—
Issuance of common shares related to employee stock transactions	(417)	—	—	593	176	—	176	—
Employee tax withholdings related to employee stock transactions	—	—	—	(278)	(278)	—	(278)	—
Shares repurchased	—	—	—	(875)	(875)	—	(875)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	23	23	932
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(803)
Other comprehensive income (loss)	—	—	(138)	—	(138)	—	(138)	—
June 30, 2024	$19,773	$33,858	$(978)	$(12,551)	$40,102	$169	$40,271	$1,968

(1)
Amounts include $2 million of common stock at both June 30, 2024 and December 31, 2023.

For the Three Months Ended June 30, 2024

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2024	$19,619	$33,121	$(933)	$(12,082)	$39,725	$170	$39,895	$1,850
Net income	—	1,495	—	—	1,495	—	1,495	42
Dividends declared ($5.10 per share)	—	(758)	—	—	(758)	—	(758)	—
Stock-based compensation	179	—	—	—	179	—	179	—
Issuance of common shares related to employee stock transactions	(25)	—	—	50	25	—	25	—
Employee tax withholdings related to employee stock transactions	—	—	—	(19)	(19)	—	(19)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(1)	(1)	526
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(450)
Other comprehensive income (loss)	—	—	(45)	—	(45)	—	(45)	—
June 30, 2024	$19,773	$33,858	$(978)	$(12,551)	$40,102	$169	$40,271	$1,968

(1)
Amounts include $2 million of common stock at both June 30, 2024 and March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Operating activities
Net income	$3,180	$3,160
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	411	219
Noncash lease expense	69	64
Stock-based compensation	467	355
Deferred income tax expense (benefit)	(78)	(80)
Contingent consideration fair value adjustments	172	(6)
Other investment (gains)	(433)	(59)
Net (gains) losses within CIPs	(183)	(170)
Net (purchases) proceeds within CIPs	(1,984)	(1,452)
(Earnings) losses from equity method investees	(93)	(92)
Distributions of earnings from equity method investees	147	26
Changes in operating assets and liabilities:
Accounts receivable	114	(100)
Investments, trading	78	(40)
Other assets	(2,480)	(1,064)
Accrued compensation and benefits	(1,186)	(948)
Accounts payable and accrued liabilities	182	96
Other liabilities	1,853	1,048
Net cash provided by/(used in) operating activities	236	957
Investing activities
Purchases of investments	(434)	(517)
Proceeds from sales and maturities of investments	230	520
Distributions of capital from equity method investees	262	317
Net consolidations (deconsolidations) of sponsored investment funds	(68)	(34)
Acquisition, net of cash acquired	(3,106)	(74)
Purchases of property and equipment	(167)	(71)
Net cash provided by/(used in) investing activities	(3,283)	141
Financing activities
Repayments of long-term borrowings	(796)	(1,000)
Proceeds from long-term borrowings	1,080	2,979
Cash dividends paid	(1,646)	(1,553)
Proceeds from stock options exercised	98	163
Repurchases of common stock	(1,053)	(1,153)
Net proceeds from (repayments of) borrowings by CIPs	(29)	72
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	1,716	955
Other financing activities	(5)	(9)
Net cash provided by/(used in) financing activities	(635)	454
Effect of exchange rate changes on cash, cash equivalents and restricted cash	398	(60)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,284)	1,492
Cash, cash equivalents and restricted cash, beginning of period	12,779	8,753
Cash, cash equivalents and restricted cash, end of period	$9,495	$10,245
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$42	$417
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,192)	$(803)

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

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology and subscription services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, Preqin and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

The interim financial information at June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At June 30, 2025 and December 31, 2024, the fair value of loaned securities held by separate accounts was approximately $11.3 billion and $9.9 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $12.3 billion and $10.6 billion, respectively, of which approximately $6.3 billion as of June 30, 2025 and $6.1 billion as of December 31, 2024 was recognized on the condensed consolidated statements of financial condition. During the six months ended June 30, 2025 and 2024, the Company had not resold or repledged any of the collateral obtained under these arrangements.

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

Preqin Holding Limited

On March 3, 2025, BlackRock completed the acquisition of 100% of the shares of Preqin Holding Limited (the "Preqin Transaction" or "Preqin"), a leading provider of private markets data, for £2.5 billion (or approximately $3.2 billion) in cash.

The purchase price for the Preqin Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and includes anticipated synergies from incorporating Preqin data, insight and analytics into BlackRock’s investment technology, presenting an opportunity for Aladdin to bridge a transparency gap between public and private markets.

The following table summarizes the consideration paid for Preqin and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Customer relationships(1)	$1,050
Technology-related(2)	125
Trade name	7
Goodwill	2,377
Other assets(3)	59
Deferred revenue(3)	(104)
Deferred income tax liabilities	(298)
Other liabilities assumed(3)	(93)
Total consideration, net of cash acquired	$3,123

Summary of consideration, net of cash acquired:
Cash paid	$3,219
Cash acquired	(96)
Total cash consideration, net of cash acquired	$3,123

(1)
The fair value was determined using an income approach (Level 3 inputs), has a weighted-average estimated useful life of approximately 8 years and is amortized based on its expected pattern of economic benefit.
(2)
The fair value was determined using a replacement cost approach (Level 3 inputs), has a weighted-average estimated useful life of approximately 5 years and is amortized based on the straight-line method.
(3)
Acquired deferred revenue was determined based on current revenue guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the Preqin Transaction.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 10 years. Amortization expense related to the finite-lived intangible assets was $29 million and $38 million for the three and six months ended June 30, 2025, respectively. The finite-lived intangible assets had a weighted-average remaining useful life of approximately eight years with remaining amortization expense as follows:

(in millions)
Year	Amount
2025 (excluding the six months ended June 30, 2025)	$57
2026	136
2027	143
2028	154
2029	163
2030	146
Thereafter	345
Total	$1,144

Pro forma financial information for Preqin has not been presented, as the effects were not material to the Company's historical consolidated financial statements. See Note 10, Goodwill, Note 11, Intangible Assets, and Note 16, Revenue for further information regarding goodwill, intangible assets, and deferred revenue acquired, respectively.

Global Infrastructure Management, LLC

On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction"), a leading infrastructure fund manager. BlackRock expects the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. Consideration at close included approximately $3 billion in cash, funded through the issuance of long-term notes in March 2024 (See Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s borrowings), and 6.9 million of unregistered shares of BlackRock common stock. The shares were valued at $5.9 billion at close, based on the price of BlackRock's common stock on September 30, 2024 of approximately $950, discounted for security-specific registration restrictions for two years after closing, resulting in a value of approximately $855 per share. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The contingent consideration payment, if any, ranges from 4.0 million to 5.2 million shares, and will be valued based on the price of BlackRock's common stock at the time the contingency is resolved. The payment is expected to be payable no later than December 31, 2028 and is based on the achievement of the agreed upon performance targets. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party fair value specialist, was $4.2 billion at close, and was recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). The contingent consideration payment was classified as a liability as the value of the consideration to be delivered in shares is predominately based on achieving certain performance targets. See Note 8, Fair Value Disclosures and Note 15, Commitments and Contingencies for additional information on the contingent consideration related to GIP.

The GIP Transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition includes future benefits for BlackRock as a result of scale and anticipated synergies from a combined global infrastructure franchise. The amount of goodwill expected to be deductible for tax purposes is approximately $180 million.

The following table summarizes the consideration paid for GIP and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Management contracts(1)	$1,840
Investor relationships(1)	820
Trade name(2)	80
Goodwill	10,283
Operating lease ROU assets(3)	75
Other assets(3)	111
Accrued compensation and benefits(3)	(154)
Operating lease liabilities(3)	(96)
Other liabilities assumed(3)	(10)
Total consideration, net of cash acquired	$12,949

Summary of consideration, net of cash acquired:
Cash paid	$2,913
Cash acquired	(68)
Closing stock consideration at fair value	5,904
Deferred stock consideration at fair value	4,200
Total stock and cash consideration, net of cash acquired	$12,949

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

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the GIP Transaction.

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

	Three Months Ended	Six Months Ended
(Unaudited) (in millions)	June 30, 2024	June 30, 2024
Total revenue	$5,032	$9,969
Net income attributable to BlackRock, Inc.	$1,455	$2,968

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

	June 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$9,478	$12,762
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$9,495	$12,779

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2025	2024
Debt securities:
Trading securities (including $2,095 and $1,743 held by CIPs at June 30, 2025 and December 31, 2024, respectively)	$2,172	$1,823
Held-to-maturity investments	551	547
Total debt securities	2,723	2,370
Equity securities at FVTNI (including $1,757 and $1,556 held by CIPs at June 30, 2025 and December 31, 2024, respectively)(1)	2,278	1,950
Equity method investments:
Equity method investments(2)	2,187	2,610
Investments related to deferred cash compensation plans(1)	284	173
Total equity method investments	2,471	2,783
Loans held by CIPs	107	145
Federal Reserve Bank stock(3)	94	93
Carried interest(4)	2,143	1,983
Other investments(5)	1,058	445
Total investments	$10,874	$9,769

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within equity securities held at fair value recorded through net income ("FVTNI") comprised $13 million and $12 million at June 30, 2025 and December 31, 2024, respectively.
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
(5)
Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes, and private equity, private credit, real asset, commodity, and digital asset investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2025, $8 million of these investments mature in less than one year, $17 million of these investments mature between one and five years, $383 million of these investments mature between five and ten years and $143 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2025		December 31, 2024
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,422	$1,450	$1,047	$1,061
Government debt	453	444	578	557
Asset/mortgage-backed debt	304	278	222	205
Total trading debt securities	$2,179	$2,172	$1,847	$1,823
Equity securities at FVTNI:
Equity securities/mutual funds	$2,105	$2,278	$1,843	$1,950

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2025			December 31, 2024
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$196	$39	$235	$125	$44	$169
Investments:
Trading debt securities	1,687	408	2,095	1,497	246	1,743
Equity securities at FVTNI	1,366	391	1,757	1,179	377	1,556
Loans	104	3	107	141	4	145
Other investments	843	39	882	370	33	403
Carried interest	2,045	—	2,045	1,905	—	1,905
Total investments	6,045	841	6,886	5,092	660	5,752
Other assets	128	118	246	45	31	76
Other liabilities(2)	(2,340)	(118)	(2,458)	(2,130)	(93)	(2,223)
Noncontrolling interest - CIPs	(2,213)	(193)	(2,406)	(1,672)	(130)	(1,802)
BlackRock's net interest in CIPs	$1,816	$687	$2,503	$1,460	$512	$1,972

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both June 30, 2025 and December 31, 2024, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Nonoperating net gain (loss) on consolidated VIEs	$144	$66	$156	$137

Net income (loss) attributable to NCI on consolidated VIEs	$71	$46	$79	$85

7. Variable Interest Entities

Nonconsolidated VIEs. At June 30, 2025 and December 31, 2024, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
June 30, 2025
Sponsored investment products	$1,769	$214	$(11)	$2,001
December 31, 2024
Sponsored investment products	$2,330	$158	$(11)	$2,505

(1)
At both June 30, 2025 and December 31, 2024, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $52 billion and $46 billion at June 30, 2025 and December 31, 2024, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2025
Assets:
Investments
Debt securities:
Trading securities	$—	$2,097	$75	$—	$—	$2,172
Held-to-maturity investments	—	—	—	—	551	551
Total debt securities	—	2,097	75	—	551	2,723
Equity securities at FVTNI:
Equity securities/mutual funds	2,278	—	—	—	—	2,278
Equity method:
Equity, fixed income, and multi-asset mutual funds	242	139	—	—	—	381
Hedge funds/funds of hedge funds/other	—	—	—	459	—	459
Private equity funds	—	—	—	753	—	753
Real assets funds	—	—	—	594	—	594
Investments related to deferred cash compensation plans	—	—	—	284	—	284
Total equity method	242	139	—	2,090	—	2,471
Loans held by CIPs	—	11	96	—	—	107
Federal Reserve Bank stock	—	—	—	—	94	94
Carried interest	—	—	—	—	2,143	2,143
Other investments(3)	354	—	—	546	158	1,058
Total investments	2,874	2,247	171	2,636	2,946	10,874
Other assets(4)	452	35	164	—	—	651
Separate account assets	33,881	21,735	—	—	493	56,109
Separate account collateral held under securities lending agreements:
Equity securities	3,011	—	—	—	—	3,011
Debt securities	—	3,282	—	—	—	3,282
Total separate account collateral held under securities lending agreements	3,011	3,282	—	—	—	6,293
Total	$40,218	$27,299	$335	$2,636	$3,439	$73,927
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,011	$3,282	$—	$—	$—	$6,293
Contingent consideration liabilities	—	—	4,472	—	—	4,472
Other liabilities(5)	—	18	97	—	—	115
Total	$3,011	$3,300	$4,569	$—	$—	$10,880

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount primarily includes digital asset investments.
(4)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
(5)
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

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2025 and December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the contingent consideration liability related to the GIP Transaction was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 3.7% and 4.3%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved. Changes in fair value are recorded within general and administration expense of the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2025

(in millions)	March 31, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$79	$(3)	$1	$(1)	$—	$—	$(1)	$75	$(3)
Loans	107	2	4	(18)	—	—	1	96	2
Total investments	186	(1)	5	(19)	—	—	—	171	(1)
Other assets	152	12	—	—	—	—	—	164	12
Total assets	$338	$11	$5	$(19)	$—	$—	$—	$335	$11

(in millions)	March 31, 2025	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,390	$82	$—	$—	$—	$—	$—	$4,472	$82
Other liabilities	102	—	—	—	(5)	—	—	97	—
Total liabilities	$4,492	$82	$—	$—	$(5)	$—	$—	$4,569	$82

(1)
Issuances and other settlements amount includes repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$79	$(5)	$5	$(3)	$—	$—	$(1)	$75	$(5)
Loans	135	(9)	15	(46)	—	—	1	96	(9)
Total investments	214	(14)	20	(49)	—	—	—	171	(14)
Other assets	149	15	—	—	—	—	—	164	15
Total assets	$363	$1	$20	$(49)	$—	$—	$—	$335	$1

(in millions)	December 31, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,302	$181	$—	$—	$(11)	$—	$—	$4,472	$181
Other liabilities	129	(3)	—	—	(29)	—	—	97	(3)
Total liabilities	$4,431	$178	$—	$—	$(40)	$—	$—	$4,569	$178

(1)
Issuances and other settlements amounts include a contingent liability payment related to a previous acquisition and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2024

(in millions)	March 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$48	$5	$29	$—	$—	$—	$—	$82	$5
Loans	525	(2)	33	(337)	—	6	—	225	(2)
Total investments	573	3	62	(337)	—	6	—	307	3
Other assets	138	—	12	—	—	—	—	150	—
Total assets	$711	$3	$74	$(337)	$—	$6	$—	$457	$3

(in millions)	March 31, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Other liabilities	$258	$3	$—	$—	$37	$—	$—	$298	$3

(1)
Issuances and other settlements amount include a contingent liability in connection with the acquisition of the remaining equity interest in SpiderRock Advisors ("SRA") in May 2024 (the "SpiderRock Transaction"), partially offset by repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$4	$36	$—	$—	$—	$—	$82	$4
Loans	175	—	398	(354)	—	9	(3)	225	—
Total investments	217	4	434	(354)	—	9	(3)	307	4
Other assets	120	(7)	37	—	—	—	—	150	(7)
Total assets	$337	$(3)	$471	$(354)	$—	$9	$(3)	$457	$(3)

(in millions)	December 31, 2023	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Other liabilities	$279	$(3)	$—	$—	$22	$—	$—	$298	$(3)

(1)
Issuances and other settlements amount include a contingent liability in connection with the SpiderRock Transaction, partially offset by repayments of borrowings of a consolidated CLO.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2025 and December 31, 2024, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$9,478	$9,478	$12,762	$12,762	Level 1	(2)(3)
Other assets	$104	$104	$86	$86	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,762	$12,449	$12,314	$11,680	Level 2	(5)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At June 30, 2025 and December 31, 2024, approximately $4.2 billion and $6.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At June 30, 2025 and December 31, 2024, other assets included cash collateral of approximately $87 million and $69 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both June 30, 2025 and December 31, 2024.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of June 2025 and December 2024, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$459	$135	Daily/Monthly (2%) Quarterly (16%) N/R (82%)	1 – 90 days
Private equity funds	(b)	753	293	N/R	N/R
Real assets funds	(c)	594	692	Quarterly (6%) N/R (94%)	60 days
Investments related to deferred cash compensation plan	(d)	284	—	Monthly	1 – 90 days
Other investments:
Private credit fund	(a)	135	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	151	32	N/R	N/R
Private equity funds	(e)	85	39	N/R	N/R
Hedge funds/other	(a)	175	55	Quarterly (78%) N/R (22%)	90 days
Total		$2,636	$1,246

December 31, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$552	$138	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,060	227	N/R	N/R
Real assets funds	(c)	520	710	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	173	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	175	40	N/R	N/R
Private equity funds	(e)	7	42	N/R	N/R
Hedge funds/other	(a)	92	58	Quarterly (64%) N/R (36%)	90 days
Total		$2,579	$1,215

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2025 and December 31, 2024.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2025 and December 31, 2024.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2025 and December 31, 2024. The total remaining unfunded commitments were $724 million and $750 million at June 30, 2025 and December 31, 2024, respectively. The Company’s portion of the total remaining unfunded commitments was $714 million and $736 million at June 30, 2025 and December 31, 2024, respectively.
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

Fair Value Option

At June 30, 2025 and December 31, 2024, the Company elected the fair value option for certain investments in CLOs of approximately $68 million and $72 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in millions)	2025	2024
CLO loans:
Aggregate principal amounts outstanding	$128	$156
Fair value	104	141
Aggregate unpaid principal balance in excess of (less than) fair value	$24	$15

CLO borrowings:
Aggregate principal amounts outstanding	$123	$146
Fair value	97	129
Aggregate unpaid principal balance in excess of (less than) fair value	$26	$17

At June 30, 2025, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three and six months ended June 30, 2025 and 2024, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.9 billion and $1.8 billion at June 30, 2025 and December 31, 2024, with expiration dates during the third and first quarter of 2025, respectively.

In addition, the Company enters into exchange traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At June 30, 2025 and December 31, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $221 million and $197 million, with expiration dates during the third and first quarter of 2025, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of June 30, 2025 and December 31, 2024.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2025 and December 31, 2024, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.4 billion, with expiration dates in July 2025, and $3.6 billion, with expiration dates in January 2025, respectively.

At both June 30, 2025 and December 31, 2024, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2025 and December 31, 2024:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	June 30, 2025	December 31, 2024	Statement of Financial Condition Classification	June 30, 2025	December 31, 2024
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$35	$7	Other liabilities	$7	$35

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Income	2025	2024	2025	2024
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(106)	$(3)	$(102)	$(35)
Forward foreign currency exchange contracts	General and administration expense	61	9	108	4
Total gain (loss) from derivative instruments		$(45)	$6	$6	$(31)

(1)
Amounts for the three months ended June 30, 2025 and 2024 include $125 million and $6 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $19 million and $3 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively. Amounts for the six months ended June 30, 2025 and 2024 include $115 million and $49 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $13 million and $14 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2025 and 2024.

See Note 14, Borrowings in this filing and Note 15, Borrowings, in the 2024 Form 10-K, for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the six months ended June 30, 2025 was as follows:

(in millions)
December 31, 2024	$25,949
Acquisition(1)	2,377
Other	2
June 30, 2025	$28,328

(1)
Amount represents goodwill in connection with the Preqin Transaction. See Note 3, Acquisitions, for further information.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2024	$17,528	$3,215	$20,743
Acquisition(1)	—	1,182	1,182
Amortization expense	—	(254)	(254)
Other	—	6	6
June 30, 2025	$17,528	$4,149	$21,677

(1)
Amount primarily includes approximately $1.1 billion of finite-lived customer relationships and $125 million of finite-lived technology-related intangible assets acquired in connection with the Preqin Transaction. See Note 3, Acquisitions, for further information.

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Lease cost:
Operating lease cost(1)	$55	$46	$105	$91
Variable lease cost(2)	16	13	33	27
Total lease cost	$71	$59	$138	$118

(1)
Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2025 and 2024.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2025	2024
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$98	$89

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$83	$110

	June 30,		December 31,
	2025		2024
Lease term and discount rate:
Weighted-average remaining lease term	13	years	14	years
Weighted-average discount rate	3%		3%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At June 30, 2025 and December 31, 2024, the Company had $1.0 billion and $888 million, respectively, of corporate equity method investments, recorded within other assets. At June 30, 2025 and December 31, 2024, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 22%, and 24%, respectively, and the carrying value of the Company's interest was $711 million and $652 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At June 30, 2025 and December 31, 2024, the Company had $820 million and $438 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2024 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2025. At June 30, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At June 30, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at June 30, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2025, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at June 30, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the €700 million (or approximately $822 million based on the EUR/USD foreign exchange rate at June 30, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at June 30, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes. The Company designated a portion of the 2035 Notes as a net investment hedge to offset the currency exposure related to its net investment in certain euro functional currency operations. Gain (loss) associated with the net investment hedge is recognized on the condensed consolidated statements of comprehensive income. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2025.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2025 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$(1)	$699	$691
4.60% Notes due 2027	800	(2)	798	810
3.25% Notes due 2029(2)	1,000	(5)	995	969
4.70% Notes due 2029	500	(3)	497	510
2.40% Notes due 2030(2)	1,000	(3)	997	920
1.90% Notes due 2031(2)	1,250	(6)	1,244	1,098
2.10% Notes due 2032(2)	1,000	(10)	990	861
4.75% Notes due 2033(2)	1,250	(16)	1,234	1,261
5.00% Notes due 2034	1,000	(7)	993	1,021
3.75% Notes due 2035	1,174	(8)	1,166	1,196
4.90% Notes due 2035	500	(5)	495	504
5.25% Notes due 2054	1,500	(32)	1,468	1,441
5.35% Notes due 2055	1,200	(14)	1,186	1,167
Total long-term borrowings	$12,874	$(112)	$12,762	$12,449

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

15. Commitments and Contingencies

Investment Commitments. At June 30, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2025 totaled $4.5 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled, all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, for more information.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2025 and subject to this type of indemnification was approximately $317 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $337 billion were held as collateral for indemnified securities on loan at June 30, 2025. The fair value of these indemnifications was not material at June 30, 2025.

16. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2025 and 2024 and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$507	$539	$1,025	$1,055
ETFs	1,401	1,250	2,750	2,440
Equity subtotal	1,908	1,789	3,775	3,495
Fixed income:
Active	487	481	979	965
ETFs	366	326	718	653
Fixed income subtotal	853	807	1,697	1,618
Active multi-asset	312	306	625	611
Alternatives:
Private markets	499	241	1,034	481
Liquid alternatives	157	141	307	279
Alternatives subtotal	656	382	1,341	760
Non-ETF index	313	285	620	573
Digital assets, commodities and multi-asset ETFs(2)	108	59	200	104
Long-term	4,150	3,628	8,258	7,161
Cash management	304	247	597	492
Total investment advisory, administration fees and securities lending revenue(3)	4,454	3,875	8,855	7,653
Investment advisory performance fees:
Equity	12	28	22	36
Fixed income	2	5	14	9
Multi-asset	6	11	10	13
Alternatives:
Private markets	39	68	63	193
Liquid alternatives	35	52	45	117
Alternatives subtotal	74	120	108	310
Total investment advisory performance fees	94	164	154	368
Technology services and subscription revenue	499	395	935	772
Distribution fees	320	318	641	628
Advisory and other revenue:
Advisory	13	11	27	24
Other	43	42	87	88
Total advisory and other revenue	56	53	114	112
Total revenue	$5,423	$4,805	$10,699	$9,533

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
(3)
Amounts include securities lending revenue of $171 million and $154 million for the three months ended June 30, 2025 and 2024, respectively, and $328 million and $305 million for the six months ended June 30, 2025 and 2024, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
By client type(1):
Retail	$1,053	$1,053	$2,114	$2,094
ETFs	1,875	1,635	3,668	3,197
Institutional:
Active	981	710	1,997	1,407
Index	241	230	479	463
Institutional subtotal	1,222	940	2,476	1,870
Long-term	4,150	3,628	8,258	7,161
Cash management	304	247	597	492
Total	$4,454	$3,875	$8,855	$7,653

By investment style(1):
Active	$1,962	$1,708	$3,970	$3,391
ETFs	1,875	1,635	3,668	3,197
Non-ETF index	313	285	620	573
Long-term	4,150	3,628	8,258	7,161
Cash management	304	247	597	492
Total	$4,454	$3,875	$8,855	$7,653

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

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2025 and 2024:

June 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$257	$473	$441	$219	$36	$1,426

June 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$100	$182	$163	$124	$50	$619

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at June 30, 2025 and 2024. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g. post-investment period) and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$1,932	$1,814	$1,860	$1,783
Net increase (decrease) in unrealized allocations	204	130	308	272
Performance fee revenue recognized	(36)	(58)	(68)	(169)
Ending balance	$2,100	$1,886	$2,100	$1,886

Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2025 and 2024:

June 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Technology services and subscription revenue(1)(2)	$133	$161	$86	$45	$61	$486

June 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services and subscription revenue(1)(2)	$78	$88	$64	$36	$35	$301

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

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2025, the estimated fixed minimum fees for the remainder of the year approximated $610 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services and subscription deferred revenue liability for the three and six months ended June 30, 2025 and 2024, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$232	$130	$124	$133
Acquisition(1)	—	—	48	—
Additions(2)	79	21	113	42
Revenue recognized that was included in the beginning balance	(69)	(31)	(43)	(55)
Ending balance	$242	$120	$242	$120

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units ("RSUs")

Time-Based RSUs

RSU activity for the six months ended June 30, 2025 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	2,297,665	$793.08
Granted	695,394	$991.77
Converted	(613,943)	$796.55
Forfeited	(83,922)	$843.14
June 30, 2025	2,295,194	$850.52

In January 2025, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2024 annual incentive compensation approximately 332 thousand RSUs to employees that vest ratably over three years from the grant date and approximately 216 thousand RSUs to employees that cliff vest 100% on January 31, 2028. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during the six months ended June 30, 2025 was $690 million.

At June 30, 2025, the intrinsic value of outstanding RSUs was $2.4 billion, reflecting a closing stock price of $1,049.

At June 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $1.2 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

In July 2025, in connection with the HPS Transaction, the Company granted incentive retention awards to certain employees of approximately 680,000 RSUs that vest ratably over five years and approximately 270,000 RSUs that cliff vest 100% after six months.

Performance-Based RSUs

Performance-based RSU activity for the six months ended June 30, 2025 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	451,042	$788.61	210,505	$845.48	661,547	$806.71
Granted	136,133	$999.36	769	$952.02	136,902	$999.09
Reduction of shares due to performance measures	(71,866)	$832.07	—	$—	(71,866)	$832.07
Converted	(54,212)	$832.07	—	$—	(54,212)	$832.07
Forfeited	(12,493)	$779.22	(10,761)	$845.48	(23,254)	$809.88
June 30, 2025	448,604	$840.61	200,513	$845.89	649,117	$842.24

In January 2025, the Company granted approximately 136 thousand performance-based RSUs to certain employees that cliff vest 100% on January 31, 2028. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2025, the Company reduced the number of original shares granted in 2022 by 71,866 RSUs based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 mentioned above, are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the six months ended June 30, 2025 was $77 million.

At June 30, 2025, the intrinsic value of outstanding performance-based RSUs was $681 million, reflecting a closing stock price of $1,049.

At June 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based awards was $342 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

Stock Options

Stock option activity and ending balance for the six months ended June 30, 2025 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2024	625,825	$513.50	766,970	$673.58	299,686	$673.58
Exercised	(191,014)	$513.50	—	$—	—	$—
Forfeited	—	$—	(88,238)	$673.58	—	$—
Outstanding at June 30, 2025	434,811	$513.50	678,732	$673.58	299,686	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	434,811	1.4	$233	$513.50	434,811	1.4	$233
2023 Performance-based	$673.58	678,732	6.9	255	$673.58	—	—	—
2023 Time-based	$673.58	299,686	6.9	113	$673.58	—	—	—
		1,413,229	5.2	$601		434,811	1.4	$233

At June 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $88 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.2 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the six months ended June 30, 2025 was $89 million.

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of June 30, 2025, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

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

18. Related Party Transactions

The Company derives a significant portion of its investment advisory, administration fees and investment advisory performance fees from investment products that it manages. In addition, equity method investments are considered related parties, due to the Company’s influence over the financial and operating policies of the investee. As a result, a substantial majority of BlackRock's investment advisory, administration fees and investment advisory performance fees as well as accounts receivable related to such revenue are from related parties.

Due from Related Parties

Due from related parties, which is included within other assets on the condensed consolidated statements of financial condition, was $270 million and $245 million at June 30, 2025 and December 31, 2024, respectively, and represented receivables from certain investment products managed by BlackRock.

19. Net Capital Requirements

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

At June 30, 2025, the Company was required to maintain approximately $2.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$(951)	$(933)	$(1,178)	$(840)
Foreign currency translation adjustments(1)	436	(45)	663	(138)
Ending balance	$(515)	$(978)	$(515)	$(978)

(1)
Amounts for the three months ended June 30, 2025 and 2024 include a loss from a net investment hedge of $62 million (net of tax benefit of $19 million) and a gain from a net investment hedge of $4 million (net of tax expense of $1 million), respectively. Amounts for the six months ended June 30, 2025 and 2024 include a loss from a net investment hedge of $96 million (net of tax benefit of $30 million) and a gain from a net investment hedge of $18 million (net of tax expense of $5 million), respectively.

21. Capital Stock

Share Repurchases. During the six months ended June 30, 2025, the Company repurchased 0.8 million common shares under the Company’s existing share repurchase program for approximately $750 million. At June 30, 2025, there were approximately 3.0 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

22. Restructuring Charge

A restructuring charge of $39 million ($29 million after-tax), comprised of $27 million of severance and $12 million of compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in the second quarter of 2025 in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities.

The table below presents a rollforward of the Company's restructuring liability for the six months ended June 30, 2025, which is included in other liabilities on the condensed consolidated statements of financial condition.

(in millions)	Six Months Ended June 30, 2025
Liability as of December 31, 2024	$—
Additions	39
Accelerated amortization expense of equity-based awards	(12)
Liability as of June 30, 2025	$27

23. Income Taxes

Income tax expense for the six months ended June 30, 2025 includes a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $50 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the six months ended June 30, 2024 income tax expense included $37 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2024.

24. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2025 and 2024 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2025	2024	2025	2024
Net income attributable to BlackRock, Inc.	$1,593	$1,495	$3,103	$3,068
Basic weighted-average shares outstanding	154,868,992	148,442,950	154,953,413	148,566,061
Dilutive effect of:
Nonparticipating RSUs	987,101	794,413	1,049,052	869,374
Stock options	397,762	420,526	440,004	456,100
Total diluted weighted-average shares outstanding	156,253,855	149,657,889	156,442,469	149,891,535
Basic earnings per share	$10.29	$10.07	$20.03	$20.65
Diluted earnings per share	$10.19	$9.99	$19.83	$20.47

The amount of anti-dilutive shares was immaterial for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, 409,298 and 372,282 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based awards were excluded from the diluted EPS calculation because the designated contingencies were not met.

25. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. The Company's chief operating decision maker ("CODM") is its Chairman and Chief Executive Officer, who reviews financial information presented, including significant expenses on a consolidated basis, as presented in the condensed consolidated statements of income. The CODM utilizes a consolidated approach to assess performance and allocates resources using key financial metrics including total revenue, operating income and net income attributable to BlackRock, Inc. These financial metrics are used by the CODM to make key operating decisions, including capital allocation, determining annual and long-term compensation and managing costs in relation to revenue. Furthermore, these financial metrics are used to evaluate financial performance based on consolidated specific business objectives, contributions to the total firm operating margin and to evaluate the Company's relative performance against industry peers. See the condensed consolidated financial statements for key financial metrics used by the CODM and for more financial information regarding the Company’s operating segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table illustrates total revenue for the three and six months ended June 30, 2025 and 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenue
Americas	$3,563	$3,215	$7,040	$6,353
Europe	1,604	1,364	3,161	2,767
Asia-Pacific	256	226	498	413
Total revenue	$5,423	$4,805	$10,699	$9,533

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2025 and December 31, 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	June 30,	December 31,
(in millions)	2025	2024
Long-lived Assets
Americas	$25,489	$25,515
Europe	3,889	1,437
Asia-Pacific	109	100
Total long-lived assets	$29,487	$27,052

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, Singapore and Australia.

26. Subsequent Events

On July 1, 2025, BlackRock completed the previously announced acquisition of 100% of the business and assets of HPS, a leading global credit investment manager with 100% of the consideration paid in BlackRock equity. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. At close, approximately 8.5 million units of BlackRock Saturn Subco, LLC, a consolidated subsidiary of the Company (“Subco Units”), were delivered to former equityholders of HPS and valued at $8.5 billion, based on the price of BlackRock's common stock on June 30, 2025 of approximately $1,049 and discounted for a one-year lack of marketability before exchange rights begin. Such Subco Units are exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered was based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). In addition, at the time of close, approximately 1 million RSUs relating to shares of the Company’s common stock were issued to HPS employees, subject to certain vesting conditions. Furthermore, deferred consideration, which is to be delivered all in SubCo Units of approximately 2.8 million and 1.6 million may be paid in approximately five years, subject to achievement of certain post-closing conditions and financial performance milestones, respectively. The transaction agreement for the HPS Acquisition also contains a customary purchase price adjustment which may be satisfied by the issuance of additional Subco Units. In general, subject to the purchase price adjustment, if (i) all contingent consideration is achieved, (ii) all Subco Units are exchanged for shares of the Company’s common stock (including those issued on the closing date), and (iii) all RSUs vest and are settled in the form of shares of the Company’s common stock, the Company does not expect to issue more than approximately 13.8 million additional shares of common stock in the aggregate (with approximately 1 million common shares issuable in respect of RSUs). The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. Therefore, it is impractical for the Company to provide the full disclosure of required financial information as of the date of this filing.

In July 2025, BlackRock announced that it entered into a definitive agreement to acquire ElmTree Funds (“ElmTree”), a net-lease real estate investment firm with $7.3 billion in total assets under management as of March 31, 2025. Upfront consideration will be paid primarily in stock, with the potential for additional consideration subject to ElmTree's performance over the next five years. The acquisition of ElmTree is expected to position the Company to scale its real estate offerings, while expanding into new markets as an owner-operator. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions.

The Company conducted a review for additional subsequent events and determined that no other subsequent events had occurred that would require accrual or additional disclosures.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the acquisitions of Global Infrastructure Management, LLC (“GIP” or the “GIP Transaction”), Preqin Holding Limited (“Preqin” or the “Preqin Transaction”) and HPS Investment Partners (“HPS” or the “HPS Transaction” and together with the GIP Transaction and the Preqin Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (11) the failure to effectively manage the development and use of artificial intelligence; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) increasing focus from stakeholders regarding environmental and social-related matters; (18) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including the Middle East conflicts, wars, global trade tensions, tariffs, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (19) climate-related risks to BlackRock’s business, products, operations and clients; (20) the ability to attract, train and retain highly qualified professionals; (21) fluctuations in the carrying value of BlackRock’s economic investments; (22) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (23) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (24) the failure by key third-party providers to fulfill their obligations to BlackRock; (25) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (26) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETFs”) platform; (27) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (28) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $12.5 trillion of AUM at June 30, 2025. With approximately 22,700 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology and subscription services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, Preqin and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

Acquisitions

On July 1, 2025, BlackRock completed the previously announced acquisition of 100% of the business and assets of HPS, a leading global credit investment manager with 100% of the consideration paid in BlackRock equity. The Company expects the addition of HPS will create an integrated private credit platform to provide both public and private income solutions for clients across their whole portfolios. At close, approximately 8.5 million units of BlackRock Saturn Subco, LLC, a consolidated subsidiary of the Company (“Subco Units”), were delivered to former equityholders of HPS and valued at $8.5 billion, based on the price of BlackRock's common stock on June 30, 2025 of approximately $1,049 and discounted for a one-year lack of marketability before exchange rights begin. Such Subco Units are exchangeable on a one-for-one basis (subject to certain adjustments) into BlackRock common stock (accordingly, the value of each unit delivered was based on the price of a share of BlackRock’s common stock and the specific terms of the SubCo Units). In addition, at the time of close, approximately 1 million restricted stock units (“RSUs”) relating to shares of the Company’s common stock were issued to HPS employees, subject to certain vesting conditions. Furthermore, deferred consideration, which is to be delivered all in SubCo Units of approximately 2.8 million and 1.6 million may be paid in approximately five years, subject to achievement of certain post-closing conditions and financial performance milestones, respectively. The transaction agreement for the HPS Acquisition also contains a customary purchase price adjustment which may be satisfied by the issuance of additional Subco Units. In general, subject to the purchase price adjustment, if (i) all contingent consideration is achieved, (ii) all Subco Units are exchanged for shares of the Company’s common stock (including those issued on the closing date), and (iii) all RSUs vest and are settled in the form of shares of the Company’s common stock, the Company does not expect to issue more than approximately 13.8 million additional shares of common stock in the aggregate (with approximately 1 million common shares issuable in respect of RSUs). The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. Therefore, it is impractical for the Company to provide the full disclosure of required financial information as of the date of this filing.

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

In July 2025, BlackRock announced that it entered into a definitive agreement to acquire ElmTree Funds (“ElmTree”), a net-lease real estate investment firm with $7.3 billion in total assets under management as of March 31, 2025. Upfront consideration will be paid primarily in stock, with the potential for additional consideration subject to ElmTree's performance over the next five years. The acquisition of ElmTree is expected to position the Company to scale its real estate offerings, while expanding into new markets as an owner-operator. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions.

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
GAAP basis(1):
Total revenue	$5,423	$4,805	$10,699	$9,533
Total expense	3,692	3,005	7,270	6,040
Operating income	$1,731	$1,800	$3,429	$3,493
Operating margin	31.9%	37.5%	32.0%	36.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	449	172	509	342
Income tax expense	587	477	835	767
Net income attributable to BlackRock	$1,593	$1,495	$3,103	$3,068
Diluted earnings per common share	$10.19	$9.99	$19.83	$20.47
Effective tax rate	26.9%	24.2%	21.2%	20.0%
As adjusted(2):
Operating income	$2,099	$1,881	$4,131	$3,656
Operating margin	43.3%	44.1%	43.2%	43.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$404	$165	$479	$304
Net income attributable to BlackRock	$1,883	$1,550	$3,653	$3,023
Diluted earnings per common share	$12.05	$10.36	$23.35	$20.17
Effective tax rate	24.8%	24.2%	20.8%	23.7%
Other:
Assets under management (end of period)	$12,527,590	$10,645,721	$12,527,590	$10,645,721
Diluted weighted-average common shares outstanding	156.3	149.7	156.4	149.9
Shares outstanding (end of period)	154.8	148.2	154.8	148.2
Book value per share(3)	$317.55	$270.61	$317.55	$270.61
Cash dividends declared and paid per share	$5.21	$5.10	$10.42	$10.20

(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity divided by total shares outstanding at June 30 of the respective period-end.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

GAAP. Operating income of $1.7 billion decreased $69 million, while operating margin of 31.9% decreased 560 bps from the three months ended June 30, 2024. Operating income and operating margin reflected higher revenue, including higher investment advisory and administration fees (collectively "base fees"), driven by positive impact of markets, organic base fee growth and fees related to the GIP Transaction, as well as higher technology services and subscription revenue, partially offset by lower performance fees. The increase in revenue was more than offset by higher expense, primarily resulting from noncash acquisition-related costs and nonrecurring retention-related deferred compensation expense in connection with the GIP and Preqin Transactions. In addition, during the second quarter of 2025, BlackRock recorded a $39 million restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $277 million from the three months ended June 30, 2024, driven by higher noncash mark-to-market net gain (loss) on revaluation of investments including a $330 million noncash pre-tax gain related to Circle Internet Group, Inc. ("Circle"), partially offset by higher interest expense.

Earnings per diluted common share increased $0.20, or 2%, from the three months ended June 30, 2024, reflecting higher nonoperating income, partially offset by lower operating income, driven by higher noncash acquisition-related costs, as well as a higher effective tax rate and a higher diluted share count in the current quarter.

As Adjusted. Operating income of $2.1 billion increased $218 million and operating margin of 43.3% decreased 80 bps from the three months ended June 30, 2024. The acquisition-related expenses and restructuring charge described above have been excluded from as adjusted results. Earnings per diluted common share increased $1.69, or 16%, from the three months ended June 30, 2024, primarily reflecting higher operating and nonoperating income, partially offset by a higher effective tax rate and a higher diluted share count in the current quarter.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

GAAP. Operating income of $3.4 billion decreased $64 million, while operating margin of 32.0% decreased 460 bps from the six months ended June 30, 2024. Operating income and operating margin reflected higher revenue, including higher base fees, driven by positive impact of markets, organic base fee growth and fees related to the GIP Transaction, as well as higher technology services and subscription revenue, partially offset by lower performance fees. The increase in revenue was more than offset by higher expense, primarily resulting from noncash acquisition-related costs and nonrecurring retention-related deferred compensation expense in connection with the GIP and Preqin Transactions. Operating income and operating margin for the six months ended June 30, 2025 also included the impact of the $39 million restructuring charge previously described above.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $167 million from the six months ended June 30, 2024, driven by higher noncash mark-to-market net gain (loss) on revaluation of investments, including the previously mentioned $330 million noncash pre-tax gain related to Circle, partially offset by higher interest expense.

Income tax expense for the six months ended June 30, 2025, included a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $50 million discrete tax benefit related to stock-based compensation awards that vested in 2025. Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure.

Earnings per diluted common share decreased $0.64, or 3%, from the six months ended June 30, 2024, primarily driven by the impact of higher acquisition-related costs, a higher effective tax rate, and a higher diluted share count in the current quarter, partially offset by higher nonoperating income.

As Adjusted. Operating income of $4.1 billion increased $475 million and operating margin of 43.2% increased 10 bps from the six months ended June 30, 2024. The acquisition-related expenses and restructuring charge described above have been excluded from as adjusted results. Earnings per diluted common share increased $3.18, or 16%, from the six months ended June 30, 2024, reflecting higher operating and nonoperating income, and a lower effective tax rate, partially offset by a higher diluted share count in the current quarter. Income tax expense, as adjusted, for the six months ended June 30, 2024 excluded the $137 million of benefit described above.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating income, GAAP basis	$1,731	$1,800	$3,429	$3,493
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	30	9	27	36
Amortization of intangible assets (b)	137	39	254	77
Acquisition-related compensation costs (b)	76	19	161	21
Acquisition-related transaction costs (b)(1)	10	13	49	35
Contingent consideration fair value adjustments (b)	76	1	172	(6)
Restructuring charge (c)	39	—	39	—
Operating income, as adjusted	$2,099	$1,881	$4,131	$3,656
Revenue, GAAP basis	$5,423	$4,805	$10,699	$9,533
Non-GAAP adjustments:
Distribution fees	(320)	(318)	(641)	(628)
Investment advisory fees	(256)	(221)	(505)	(429)
Revenue used for operating margin measurement	$4,847	$4,266	$9,553	$8,476
Operating margin, GAAP basis	31.9%	37.5%	32.0%	36.6%
Operating margin, as adjusted	43.3%	44.1%	43.2%	43.1%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Nonoperating income (expense), GAAP basis	$521	$214	$586	$434
Less: Net income (loss) attributable to NCI	72	42	77	92
Nonoperating income (expense), net of NCI	449	172	509	342
Less: Hedge gain (loss) on deferred cash compensation plans (a)	45	7	30	38
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$404	$165	$479	$304

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to BlackRock, Inc., GAAP basis	$1,593	$1,495	$3,103	$3,068
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(11)	2	(2)	(1)
Amortization of intangible assets (b)	102	29	189	57
Acquisition-related compensation costs (b)	57	13	120	15
Acquisition-related transaction costs (b)	9	10	38	25
Contingent consideration fair value adjustments (b)	97	1	169	(4)
Restructuring charge (c)	29	—	29	—
Income tax matters	7	—	7	(137)
Net income attributable to BlackRock, Inc., as adjusted	$1,883	$1,550	$3,653	$3,023
Diluted weighted-average common shares outstanding	156.3	149.7	156.4	149.9
Diluted earnings per common share, GAAP basis	$10.19	$9.99	$19.83	$20.47
Diluted earnings per common share, as adjusted	$12.05	$10.36	$23.35	$20.17

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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization of intangible assets, contingent consideration fair value adjustments (primarily associated with noncash contingent consideration) incurred in connection with certain acquisitions and other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation and general and administration expense primarily related to professional services. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Restructuring charge. In the second quarter of 2025, BlackRock recorded a restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities. Management believes excluding the impact of this restructuring charge when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. In addition, the non-GAAP adjustment in the second quarter of 2025 related to contingent consideration fair value adjustments includes a tax impact associated with the deductibility of contingent consideration. In addition, the amount for income tax matters in 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

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

AUM and Net Inflows (Outflows) by Product Type(1)
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Equity	$6,905,438	$6,204,549	$6,310,191	$5,827,135	$28,781	$48,096	$248,804
Fixed income	3,087,297	3,006,670	2,905,669	2,815,884	(4,664)	33,073	119,598
Multi-asset	1,076,709	1,002,681	992,921	921,412	(6,743)	1,802	43,923
Alternatives:
Private markets	215,244	212,354	211,974	137,868	6,819	13,964	20,220
Liquid alternatives	86,670	79,356	76,390	75,483	2,948	5,102	5,417
Alternatives subtotal	301,914	291,710	288,364	213,351	9,767	19,066	25,637
Digital assets	79,551	50,329	55,306	18,531	14,139	17,493	40,563
Currency and commodities(2)	106,980	97,355	78,137	71,366	4,509	9,612	11,458
Long-term	11,557,889	10,653,294	10,630,588	9,867,679	45,789	129,142	489,983
Cash management	969,701	930,634	920,663	778,042	21,948	22,765	164,521
Total	$12,527,590	$11,583,928	$11,551,251	$10,645,721	$67,737	$151,907	$654,504

AUM and Net Inflows (Outflows) by Client Type and Product Type(1)
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Retail	$1,100,997	$1,022,880	$1,015,221	$991,496	$1,957	$15,074	$26,613
ETFs	4,748,768	4,302,761	4,230,375	3,855,774	84,860	192,269	432,319
Institutional:
Active	2,277,877	2,155,178	2,135,095	1,966,720	6,727	15,099	66,780
Index	3,430,247	3,172,475	3,249,897	3,053,689	(47,755)	(93,300)	(35,729)
Institutional subtotal	5,708,124	5,327,653	5,384,992	5,020,409	(41,028)	(78,201)	31,051
Long-term	11,557,889	10,653,294	10,630,588	9,867,679	45,789	129,142	489,983
Cash management	969,701	930,634	920,663	778,042	21,948	22,765	164,521
Total	$12,527,590	$11,583,928	$11,551,251	$10,645,721	$67,737	$151,907	$654,504

AUM and Net Inflows (Outflows) by Investment Style and Product Type(1)
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Active	$3,051,873	$2,889,141	$2,868,402	$2,701,344	$1,413	$11,722	$62,483
ETFs	4,748,768	4,302,761	4,230,375	3,855,774	84,860	192,269	432,319
Non-ETF index	3,757,248	3,461,392	3,531,811	3,310,561	(40,484)	(74,849)	(4,819)
Long-term	11,557,889	10,653,294	10,630,588	9,867,679	45,789	129,142	489,983
Cash management	969,701	930,634	920,663	778,042	21,948	22,765	164,521
Total	$12,527,590	$11,583,928	$11,551,251	$10,645,721	$67,737	$151,907	$654,504

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Amounts include commodity ETFs and exchange-traded products ("ETPs").

Component Changes in AUM for the Three Months Ended June 30, 2025

The following table presents the component changes in AUM by product type for the three months ended June 30, 2025.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2025	AUM(3)
Equity	$6,204,549	$28,781	$—	$594,781	$77,327	$6,905,438	$6,497,393
Fixed income	3,006,670	(4,664)	(543)	30,932	54,902	3,087,297	3,024,167
Multi-asset	1,002,681	(6,743)	—	60,155	20,616	1,076,709	1,033,261
Alternatives:
Private markets	212,354	6,819	(6,474)	(1,068)	3,613	215,244	214,708
Liquid alternatives	79,356	2,948	(29)	3,769	626	86,670	82,849
Alternatives subtotal	291,710	9,767	(6,503)	2,701	4,239	301,914	297,557
Digital assets	50,329	14,139	—	15,077	6	79,551	65,710
Currency and commodities(4)	97,355	4,509	—	4,771	345	106,980	101,838
Long-term	10,653,294	45,789	(7,046)	708,417	157,435	11,557,889	11,019,926
Cash management	930,634	21,948	—	3,031	14,088	969,701	954,903
Total	$11,583,928	$67,737	$(7,046)	$711,448	$171,523	$12,527,590	$11,974,829

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2025.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2025	AUM(3)
Retail:
Equity	$502,678	$797	$—	$45,593	$8,765	$557,833	$525,736
Fixed income	323,508	569	—	3,825	5,722	333,624	327,191
Multi-asset	153,420	(1,845)	—	10,444	833	162,852	156,711
Private markets	16,017	767	(476)	117	398	16,823	16,571
Liquid alternatives	27,257	1,669	—	760	179	29,865	28,556
Retail subtotal	1,022,880	1,957	(476)	60,739	15,897	1,100,997	1,054,765
ETFs:
Equity	3,111,438	22,066	—	298,889	22,724	3,455,117	3,245,785
Fixed income	1,039,115	43,617	—	7,451	11,041	1,101,224	1,065,853
Multi-asset	10,603	475	—	633	215	11,926	11,210
Digital assets	50,329	14,139	—	15,077	6	79,551	65,710
Commodities	91,276	4,563	—	4,891	220	100,950	95,843
ETFs subtotal	4,302,761	84,860	—	326,941	34,206	4,748,768	4,484,401
Institutional:
Active:
Equity	217,390	(217)	—	19,634	5,291	242,098	228,535
Fixed income	853,873	4,995	(543)	12,286	11,321	881,932	866,013
Multi-asset	835,479	(5,382)	—	48,983	19,541	898,621	862,105
Private markets	196,337	6,052	(5,998)	(1,185)	3,215	198,421	198,137
Liquid alternatives	52,099	1,279	(29)	3,009	447	56,805	54,293
Active subtotal	2,155,178	6,727	(6,570)	82,727	39,815	2,277,877	2,209,083
Index	3,172,475	(47,755)	—	238,010	67,517	3,430,247	3,271,677
Institutional subtotal	5,327,653	(41,028)	(6,570)	320,737	107,332	5,708,124	5,480,760
Long-term	10,653,294	45,789	(7,046)	708,417	157,435	11,557,889	11,019,926
Cash management	930,634	21,948	—	3,031	14,088	969,701	954,903
Total	$11,583,928	$67,737	$(7,046)	$711,448	$171,523	$12,527,590	$11,974,829

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2025.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2025	AUM(3)
Active:
Equity	$458,656	$(4,581)	$—	$41,315	$9,164	$504,554	$477,538
Fixed income	1,149,891	3,454	(543)	15,697	15,449	1,183,948	1,163,331
Multi-asset	988,884	(7,227)	—	59,426	20,374	1,061,457	1,018,800
Private markets	212,354	6,819	(6,474)	(1,068)	3,613	215,244	214,708
Liquid alternatives	79,356	2,948	(29)	3,769	626	86,670	82,849
Active subtotal	2,889,141	1,413	(7,046)	119,139	49,226	3,051,873	2,957,226
ETFs:
Equity	3,111,438	22,066	—	298,889	22,724	3,455,117	3,245,785
Fixed income	1,039,115	43,617	—	7,451	11,041	1,101,224	1,065,853
Multi-asset	10,603	475	—	633	215	11,926	11,210
Digital assets	50,329	14,139	—	15,077	6	79,551	65,710
Commodities	91,276	4,563	—	4,891	220	100,950	95,843
ETFs subtotal	4,302,761	84,860	—	326,941	34,206	4,748,768	4,484,401
Non-ETF index	3,461,392	(40,484)	—	262,337	74,003	3,757,248	3,578,299
Long-term	10,653,294	45,789	(7,046)	708,417	157,435	11,557,889	11,019,926
Cash management	930,634	21,948	—	3,031	14,088	969,701	954,903
Total	$11,583,928	$67,737	$(7,046)	$711,448	$171,523	$12,527,590	$11,974,829

The following table presents the component changes in AUM by private markets product type for the three months ended June 30, 2025.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2025	AUM(3)
Private markets:
Infrastructure	$108,371	$3,383	$(774)	$43	$1,300	$112,323	$110,365
Private equity	36,562	1,045	(4,186)	103	219	33,743	36,173
Private credit	33,686	2,264	(1,096)	(30)	1,161	35,985	34,675
Real estate	26,076	(65)	(366)	(1,171)	802	25,276	25,701
Multi-alternatives	7,659	192	(52)	(13)	131	7,917	7,794
Total private markets	$212,354	$6,819	$(6,474)	$(1,068)	$3,613	$215,244	$214,708

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM increased $944 billion to $12.5 trillion at June 30, 2025 from $11.6 trillion at March 31, 2025, driven by market appreciation, the positive impact of foreign exchange movements and net inflows.

Long-term net inflows of $46 billion were comprised of net inflows of $85 billion and $2 billion from ETFs and retail clients, respectively, partially offset by net outflows of $41 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $85 billion were led by fixed income and equity ETFs net inflows of $44 billion and $22 billion, respectively. Active ETFs contributed $11 billion of net inflows and digital asset ETPs generated $14 billion of net inflows.
•
Retail net inflows of $2 billion reflected client demand for Aperio and BlackRock's systematic liquid alternatives funds.
•
Institutional active net inflows of $7 billion were driven by infrastructure, private credit and active fixed income, partially offset by net outflows from multi-asset.
•
Institutional index net outflows of $48 billion reflect the impact of a single client's $52 billion lower-fee partial redemption, primarily from fixed income, partially offset by net inflows into equity products.

Cash management net inflows of $22 billion were primarily due to net inflows into US government and international money market funds.

Net market appreciation of $711 billion was primarily driven by US and global equity market appreciation.

AUM increased $172 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the euro and the British pound.

Component Changes in AUM for the Six Months Ended June 30, 2025

The following table presents the component changes in AUM by product type for the six months ended June 30, 2025(1).

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	change	impact(3)	2025	AUM(4)
Equity	$6,310,191	$48,096	$—	$425,528	$121,623	$6,905,438	$6,463,741
Fixed income	2,905,669	33,073	(1,261)	64,053	85,763	3,087,297	2,992,838
Multi-asset	992,921	1,802	—	53,385	28,601	1,076,709	1,022,719
Alternatives:
Private markets	211,974	13,964	(13,475)	(2,481)	5,262	215,244	212,414
Liquid alternatives	76,390	5,102	(29)	4,369	838	86,670	80,773
Alternatives subtotal	288,364	19,066	(13,504)	1,888	6,100	301,914	293,187
Digital assets	55,306	17,493	—	6,746	6	79,551	61,834
Currency and commodities(5)	78,137	9,612	—	18,733	498	106,980	93,879
Long-term	10,630,588	129,142	(14,765)	570,333	242,591	11,557,889	10,928,198
Cash management	920,663	22,765	—	5,542	20,731	969,701	939,075
Total	$11,551,251	$151,907	$(14,765)	$575,875	$263,322	$12,527,590	$11,867,273

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2025(1).

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	change	impact(3)	2025	AUM(4)
Retail:
Equity	$505,118	$8,141	$—	$31,396	$13,178	$557,833	$522,323
Fixed income	318,641	1,360	—	5,726	7,897	333,624	325,253
Multi-asset	150,978	1,005	—	9,670	1,199	162,852	155,305
Private markets	15,749	1,094	(655)	47	588	16,823	16,238
Liquid alternatives	24,735	3,474	—	1,383	273	29,865	27,285
Retail subtotal	1,015,221	15,074	(655)	48,222	23,135	1,100,997	1,046,404
ETFs:
Equity	3,106,398	87,064	—	230,091	31,564	3,455,117	3,213,790
Fixed income	985,652	77,390	—	22,432	15,750	1,101,224	1,041,285
Multi-asset	10,734	308	—	665	219	11,926	10,964
Digital assets	55,306	17,493	—	6,746	6	79,551	61,834
Commodities	72,285	10,014	—	18,390	261	100,950	87,909
ETFs subtotal	4,230,375	192,269	—	278,324	47,800	4,748,768	4,415,782
Institutional:
Active:
Equity	218,848	1,678	—	13,491	8,081	242,098	226,527
Fixed income	840,328	(1,562)	(1,261)	27,486	16,941	881,932	858,235
Multi-asset	828,039	485	—	42,961	27,136	898,621	853,240
Private markets	196,225	12,870	(12,820)	(2,528)	4,674	198,421	196,176
Liquid alternatives	51,655	1,628	(29)	2,986	565	56,805	53,488
Active subtotal	2,135,095	15,099	(14,110)	84,396	57,397	2,277,877	2,187,666
Index	3,249,897	(93,300)	—	159,391	114,259	3,430,247	3,278,346
Institutional subtotal	5,384,992	(78,201)	(14,110)	243,787	171,656	5,708,124	5,466,012
Long-term	10,630,588	129,142	(14,765)	570,333	242,591	11,557,889	10,928,198
Cash management	920,663	22,765	—	5,542	20,731	969,701	939,075
Total	$11,551,251	$151,907	$(14,765)	$575,875	$263,322	$12,527,590	$11,867,273

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2025(1).

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	change	impact(3)	2025	AUM(4)
Active:
Equity	$467,163	$(4,958)	$—	$28,395	$13,954	$504,554	$477,528
Fixed income	1,133,874	(3,876)	(1,261)	32,638	22,573	1,183,948	1,155,622
Multi-asset	979,001	1,490	—	52,632	28,334	1,061,457	1,008,530
Private markets	211,974	13,964	(13,475)	(2,481)	5,262	215,244	212,414
Liquid alternatives	76,390	5,102	(29)	4,369	838	86,670	80,773
Active subtotal	2,868,402	11,722	(14,765)	115,553	70,961	3,051,873	2,934,867
ETFs:
Equity	3,106,398	87,064	—	230,091	31,564	3,455,117	3,213,790
Fixed income	985,652	77,390	—	22,432	15,750	1,101,224	1,041,285
Multi-asset	10,734	308	—	665	219	11,926	10,964
Digital assets	55,306	17,493	—	6,746	6	79,551	61,834
Commodities	72,285	10,014	—	18,390	261	100,950	87,909
ETFs subtotal	4,230,375	192,269	—	278,324	47,800	4,748,768	4,415,782
Non-ETF index	3,531,811	(74,849)	—	176,456	123,830	3,757,248	3,577,549
Long-term	10,630,588	129,142	(14,765)	570,333	242,591	11,557,889	10,928,198
Cash management	920,663	22,765	—	5,542	20,731	969,701	939,075
Total	$11,551,251	$151,907	$(14,765)	$575,875	$263,322	$12,527,590	$11,867,273

The following table presents the component changes in AUM by private markets product type for the six months ended June 30, 2025.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	change	impact(3)	2025	AUM(4)
Private markets:
Infrastructure	$109,606	$7,888	$(6,639)	$(428)	$1,896	$112,323	$108,936
Private equity	36,327	1,969	(4,357)	(518)	322	33,743	36,169
Private credit	32,425	3,581	(1,557)	(165)	1,701	35,985	33,815
Real estate	26,147	(28)	(651)	(1,340)	1,148	25,276	25,839
Multi-alternatives	7,469	554	(271)	(30)	195	7,917	7,655
Total private markets	$211,974	$13,964	$(13,475)	$(2,481)	$5,262	$215,244	$212,414

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

AUM increased $976 billion to $12.5 trillion at June 30, 2025 from $11.6 trillion at December 31, 2024, driven by net market appreciation, the positive impact of foreign exchange movements and net inflows.

Long-term net inflows of $129 billion were comprised of net inflows of $192 billion and $15 billion from ETFs and retail clients, respectively, partially offset by net outflows of $78 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $192 billion were led by equity and fixed income ETFs net inflows of $87 billion and $77 billion, respectively. Active ETFs contributed $20 billion of net inflows and digital asset ETPs generated $17 billion of net inflows.
•
Retail net inflows of $15 billion were driven by net inflows into equity products, largely reflecting net inflows in Aperio, and systematic liquid alternatives funds.
•
Institutional active net inflows of $15 billion were driven by infrastructure, private credit and LifePath® target-date strategies.
•
Institutional index net outflows of $93 billion were concentrated in low-fee index equity and fixed income offerings and included the impact of a single client's $52 billion partial redemption in the second quarter.

Cash management net inflows of $23 billion were led by net inflows into US government, international and prime money market funds.

Net market appreciation of $576 billion was primarily driven by US and global equity market appreciation.

AUM increased $263 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the euro, the British pound, and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended June 30, 2025

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2025(1).

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Equity	$5,827,135	$248,804	$—	$—	$735,141	$94,358	$6,905,438	$6,322,151
Fixed income	2,815,884	119,598	(1,261)	—	82,630	70,446	3,087,297	2,966,961
Multi-asset	921,412	43,923	—	—	93,861	17,513	1,076,709	999,938
Alternatives:
Private markets	137,868	20,220	(13,475)	69,875	(3,001)	3,757	215,244	189,552
Liquid alternatives	75,483	5,417	(29)	—	5,429	370	86,670	78,462
Alternatives subtotal	213,351	25,637	(13,504)	69,875	2,428	4,127	301,914	268,014
Digital assets	18,531	40,563	—	—	20,451	6	79,551	46,412
Currency and commodities(6)	71,366	11,458	—	—	23,750	406	106,980	86,004
Long-term	9,867,679	489,983	(14,765)	69,875	958,261	186,856	11,557,889	10,689,480
Cash management	778,042	164,521	—	—	11,154	15,984	969,701	891,281
Total	$10,645,721	$654,504	$(14,765)	$69,875	$969,415	$202,840	$12,527,590	$11,580,761

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2025(1).

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Retail:
Equity	$490,427	$13,248	$—	$—	$43,194	$10,964	$557,833	$516,634
Fixed income	313,632	8,232	—	—	8,031	3,729	333,624	322,632
Multi-asset	147,719	(723)	—	—	14,970	886	162,852	153,373
Private markets	15,848	1,388	(655)	—	(217)	459	16,823	16,114
Liquid alternatives	23,870	4,468	—	—	1,298	229	29,865	25,942
Retail subtotal	991,496	26,613	(655)	—	67,276	16,267	1,100,997	1,034,695
ETFs:
Equity	2,830,268	242,214	—	—	361,224	21,411	3,455,117	3,115,075
Fixed income	931,217	137,034	—	—	21,917	11,056	1,101,224	1,017,002
Multi-asset	9,204	1,692	—	—	983	47	11,926	10,424
Digital assets	18,531	40,563	—	—	20,451	6	79,551	46,412
Commodities	66,554	10,816	—	—	23,411	169	100,950	80,443
ETFs subtotal	3,855,774	432,319	—	—	427,986	32,689	4,748,768	4,269,356
Institutional:
Active:
Equity	208,177	3,371	—	—	24,095	6,455	242,098	222,821
Fixed income	823,716	434	(1,261)	—	45,887	13,156	881,932	854,758
Multi-asset	761,194	43,194	—	—	77,691	16,542	898,621	832,866
Private markets	122,020	18,832	(12,820)	69,875	(2,784)	3,298	198,421	173,438
Liquid alternatives	51,613	949	(29)	—	4,131	141	56,805	52,520
Active subtotal	1,966,720	66,780	(14,110)	69,875	149,020	39,592	2,277,877	2,136,403
Index	3,053,689	(35,729)	—	—	313,979	98,308	3,430,247	3,249,026
Institutional subtotal	5,020,409	31,051	(14,110)	69,875	462,999	137,900	5,708,124	5,385,429
Long-term	9,867,679	489,983	(14,765)	69,875	958,261	186,856	11,557,889	10,689,480
Cash management	778,042	164,521	—	—	11,154	15,984	969,701	891,281
Total	$10,645,721	$654,504	$(14,765)	$69,875	$969,415	$202,840	$12,527,590	$11,580,761

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
(3)
Amounts include AUM attributable to the GIP Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(6)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2025(1).

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Active:
Equity	$466,518	$(10,283)	$—	$—	$37,115	$11,204	$504,554	$478,604
Fixed income	1,112,578	4,658	(1,261)	—	53,069	14,904	1,183,948	1,150,632
Multi-asset	908,897	42,471	—	—	92,661	17,428	1,061,457	986,223
Private markets	137,868	20,220	(13,475)	69,875	(3,001)	3,757	215,244	189,552
Liquid alternatives	75,483	5,417	(29)	—	5,429	370	86,670	78,462
Active subtotal	2,701,344	62,483	(14,765)	69,875	185,273	47,663	3,051,873	2,883,473
ETFs:
Equity	2,830,268	242,214	—	—	361,224	21,411	3,455,117	3,115,075
Fixed income	931,217	137,034	—	—	21,917	11,056	1,101,224	1,017,002
Multi-asset	9,204	1,692	—	—	983	47	11,926	10,424
Digital assets	18,531	40,563	—	—	20,451	6	79,551	46,412
Commodities	66,554	10,816	—	—	23,411	169	100,950	80,443
ETFs subtotal	3,855,774	432,319	—	—	427,986	32,689	4,748,768	4,269,356
Non-ETF index	3,310,561	(4,819)	—	—	345,002	106,504	3,757,248	3,536,651
Long-term	9,867,679	489,983	(14,765)	69,875	958,261	186,856	11,557,889	10,689,480
Cash management	778,042	164,521	—	—	11,154	15,984	969,701	891,281
Total	$10,645,721	$654,504	$(14,765)	$69,875	$969,415	$202,840	$12,527,590	$11,580,761

The following table presents the component changes in AUM by private markets product type for the twelve months ended June 30, 2025.

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Private markets:
Infrastructure	$37,294	$11,675	$(6,639)	$69,875	$(1,030)	$1,148	$112,323	$87,054
Private equity	36,117	1,971	(4,357)	—	(230)	242	33,743	35,998
Private credit	30,877	5,811	(1,557)	—	(445)	1,299	35,985	32,812
Real estate	26,147	130	(651)	—	(1,252)	902	25,276	26,136
Multi-alternatives	7,433	633	(271)	—	(44)	166	7,917	7,552
Total private markets	$137,868	$20,220	$(13,475)	$69,875	$(3,001)	$3,757	$215,244	$189,552

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
(3)
Amounts include AUM attributable to the GIP Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $1.9 trillion to $12.5 trillion at June 30, 2025 from $10.6 trillion at June 30, 2024, driven by net market appreciation, net inflows, the positive impact of foreign exchange movements and AUM added from the GIP Transaction.

Long-term net inflows of $490 billion were comprised of net inflows of $432 billion, $31 billion and $27 billion from ETFs, institutional and retail clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $432 billion were led by equity and fixed income ETFs, which saw $242 billion and $137 billion of net inflows, respectively. Digital assets ETPs generated $40 billion of net inflows and Active ETFs contributed $29 billion of net inflows.
•
Institutional active net inflows of $67 billion were led by multi-asset, infrastructure and private credit net inflows. Multi-asset net inflows included the impact of several large outsourcing mandates and continued growth of the Company's LifePath target-date strategies.
•
Institutional index net outflows of $36 billion were concentrated in low-fee index equity and fixed income offerings and included the impact of a single client's $52 billion partial redemption in the second quarter of 2025.
•
Retail net inflows of $27 billion were led by net inflows into equity products, reflecting demand for Aperio, fixed income strategies and systematic liquid alternatives funds.

Cash management net inflows of $165 billion were primarily due to net inflows into US government and international money market funds.

Net market appreciation of $969 billion was primarily driven by US and global equity market appreciation.

AUM increased $203 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the euro, the British pound and the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2025 and 2024 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Form 10-K").

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2025 and 2024 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$507	$539	$1,025	$1,055
ETFs	1,401	1,250	2,750	2,440
Equity subtotal	1,908	1,789	3,775	3,495
Fixed income:
Active	487	481	979	965
ETFs	366	326	718	653
Fixed income subtotal	853	807	1,697	1,618
Active multi-asset	312	306	625	611
Alternatives:
Private markets	499	241	1,034	481
Liquid alternatives	157	141	307	279
Alternatives subtotal	656	382	1,341	760
Non-ETF index	313	285	620	573
Digital assets, commodities and multi-asset ETFs(2)	108	59	200	104
Long-term	4,150	3,628	8,258	7,161
Cash management	304	247	597	492
Total investment advisory, administration fees and securities lending revenue(3)	4,454	3,875	8,855	7,653
Investment advisory performance fees:
Equity	12	28	22	36
Fixed income	2	5	14	9
Multi-asset	6	11	10	13
Alternatives:
Private markets	39	68	63	193
Liquid alternatives	35	52	45	117
Alternatives subtotal	74	120	108	310
Total investment advisory performance fees	94	164	154	368
Technology services and subscription revenue	499	395	935	772
Distribution fees	320	318	641	628
Advisory and other revenue:
Advisory	13	11	27	24
Other	43	42	87	88
Total advisory and other revenue	56	53	114	112
Total revenue	$5,423	$4,805	$10,699	$9,533

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
(3)
Amounts include securities lending revenue of $171 million and $154 million for the three months ended June 30, 2025 and 2024, respectively, and $328 million and $305 million for the six months ended June 30, 2025 and 2024, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(2)		Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(3)
	2025	2024	2025	2024	2025	2024	2025	2024
Equity:
Active	11%	14%	4%	4%	12%	14%	4%	4%
ETFs	31%	32%	28%	26%	31%	32%	28%	26%
Equity subtotal	42%	46%	32%	30%	43%	46%	32%	30%
Fixed income:
Active	11%	13%	10%	11%	11%	12%	10%	11%
ETFs	8%	8%	8%	9%	8%	9%	9%	9%
Fixed income subtotal	19%	21%	18%	20%	19%	21%	19%	20%
Active multi-asset	7%	8%	8%	9%	7%	8%	7%	9%
Alternatives:
Private markets	11%	6%	2%	1%	12%	6%	2%	1%
Liquid alternatives	4%	4%	1%	1%	3%	4%	1%	1%
Alternatives subtotal	15%	10%	3%	2%	15%	10%	3%	2%
Non-ETF index	7%	7%	30%	31%	7%	7%	30%	31%
Digital assets, commodities and multi-asset ETFs(4)	3%	2%	1%	1%	2%	1%	1%	1%
Long-term	93%	94%	92%	93%	93%	93%	92%	93%
Cash management	7%	6%	8%	7%	7%	7%	8%	7%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

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
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)
Amounts include commodity ETFs and ETPs.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenue increased $618 million, or 13%, from the three months ended June 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM, fees related to the GIP Transaction and higher technology services and subscription revenue, including the impact of the Preqin Transaction, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $4.5 billion increased $579 million from $3.9 billion for the three months ended June 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM and approximately $240 million of fees related to the GIP Transaction. Securities lending revenue of $171 million increased from $154 million for the three months ended June 30, 2024, primarily reflecting higher average balances of securities on loan.

Investment advisory performance fees of $94 million decreased $70 million from $164 million for the three months ended June 30, 2024, primarily reflecting lower revenue from private markets, liquid alternative and long-only products.

Technology services and subscription revenue of $499 million increased $104 million from $395 million for the three months ended June 30, 2024, reflecting the sustained demand for Aladdin technology offerings and approximately $60 million of revenue related to the Preqin Transaction.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Revenue increased $1.2 billion, or 12%, from the six months ended June 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM, fees related to the GIP Transaction and higher technology services and subscription revenue, including the impact of the Preqin Transaction, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $8.9 billion increased $1.2 billion from $7.7 billion for the six months ended June 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM and approximately $525 million of fees related to the GIP Transaction. Securities lending revenue of $328 million increased from $305 million for the six months ended June 30, 2024, primarily reflecting higher average balances of securities on loan.

Investment advisory performance fees of $154 million decreased $214 million from $368 million for the six months ended June 30, 2024, primarily reflecting lower revenue from private markets and liquid alternative products.

Technology services and subscription revenue of $935 million increased $163 million from $772 million for the six months ended June 30, 2024, reflecting the sustained demand for Aladdin technology offerings and approximately $80 million of revenue related to the Preqin Transaction.

Expense

The following table presents expense for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Expense
Employee compensation and benefits	$1,764	$1,503	$3,505	$3,083
Sales, asset and account expense:
Distribution and servicing costs	576	539	1,146	1,057
Direct fund expense	441	358	833	696
Sub-advisory and other	46	32	93	64
Total sales, asset and account expense	1,063	929	2,072	1,817
General and administration expense:
Marketing and promotional	93	76	190	158
Occupancy and office related	120	102	234	203
Portfolio services	62	63	126	129
Technology	198	157	387	317
Professional services	51	64	124	122
Communications	11	9	21	19
Foreign exchange remeasurement	4	2	(4)	4
Contingent consideration fair value adjustments	76	1	172	(6)
Other general and administration	74	60	150	117
Total general and administration expense	689	534	1,400	1,063
Restructuring charge	39	—	39	—
Amortization of intangible assets	137	39	254	77
Total expense	$3,692	$3,005	$7,270	$6,040

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Expense increased $687 million, or 23%, from the three months ended June 30, 2024, reflecting higher employee compensation and benefits expense, general and administration expense, sales, asset and account expense and amortization of intangible assets. Expense for the three months ended June 30, 2025 was impacted by the previously described acquisition-related expenses incurred in connection with the GIP and Preqin Transactions(1) and a restructuring charge(1) of $39 million.

Employee compensation and benefits expense of $1.8 billion increased $261 million from $1.5 billion for the three months ended June 30, 2024, primarily reflecting the impact of the GIP and Preqin Transactions, including nonrecurring retention-related deferred compensation expense(1), partially offset by the impact of lower performance fees.

Sales, asset and account expense of $1.1 billion increased $134 million from $929 million for the three months ended June 30, 2024, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $689 million increased $155 million from $534 million for the three months ended June 30, 2024, primarily associated with a higher noncash contingent consideration fair value adjustment(1) in connection with the GIP Transaction and higher technology expense.

Restructuring charge(1) of $39 million, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in the second quarter of 2025 in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities.

Amortization of intangible assets(1) of $137 million increased $98 million from $39 million for the three months ended June 30, 2024, primarily reflecting amortization of intangible assets acquired in the GIP and Preqin Transactions.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Expense increased $1.2 billion, or 20%, from the six months ended June 30, 2024, reflecting higher employee compensation and benefits expense, general and administration expense, sales, asset and account expense and amortization of intangible assets. Expense for the six months ended June 30, 2025 was impacted by the previously described acquisition-related expenses incurred in connection with the GIP and Preqin Transactions(1) and a restructuring charge(1) of $39 million.

Employee compensation and benefits expense of $3.5 billion increased $422 million from $3.1 billion for the six months ended June 30, 2024, primarily reflecting the impact of the GIP and Preqin Transactions, including nonrecurring retention-related deferred compensation expense(1), partially offset by the impact of lower performance fees.

Sales, asset and account expense of $2.1 billion increased $255 million from $1.8 billion for the six months ended June 30, 2024, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $1.4 billion increased $337 million from $1.1 billion for the six months ended June 30, 2024, primarily associated with a higher noncash contingent consideration fair value adjustment(1) in connection with the GIP Transaction, higher technology expense, marketing and promotional expense, including the impact from higher travel and entertainment expense, and higher occupancy and office related expense.

Amortization of intangible assets(1) of $254 million increased $177 million from $77 million for the six months ended June 30, 2024, primarily reflecting amortization of intangible assets acquired in the GIP and Preqin Transactions.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs and a restructuring charge, as applicable. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Nonoperating income (expense), GAAP basis	$521	$214	$586	$434
Less: Net income (loss) attributable to NCI	72	42	77	92
Nonoperating income (expense), net of NCI	449	172	509	342
Less: Hedge gain (loss) on deferred cash compensation plans(1)	45	7	30	38
Nonoperating income (expense), net of NCI, as adjusted(2)	$404	$165	$479	$304

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net gain (loss) on investments, net of NCI
Private equity	$25	$15	$73	$23
Real assets	1	9	(1)	6
Other alternatives(3)	3	10	12	24
Other investments(4)	11	34	1	65
Hedge gain (loss) on deferred cash compensation plans(1)	45	7	30	38
Subtotal	85	75	115	156
Other income/gain (expense/loss)(5)	393	45	416	85
Total net gain (loss) on investments, net of NCI	478	120	531	241
Interest and dividend income	144	178	317	319
Interest expense	(173)	(126)	(339)	(218)
Net interest income (expense)	(29)	52	(22)	101
Nonoperating income (expense), net of NCI	449	172	509	342
Less: Hedge gain (loss) on deferred cash compensation plans(1)	45	7	30	38
Nonoperating income (expense), net of NCI, as adjusted(2)	$404	$165	$479	$304

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
(5)
Amounts for the three and six months ended June 30, 2025, include nonoperating noncash pre-tax gains in connection with the Company's minority investments in Circle of approximately $330 million and Scalable Capital Limited of approximately $32 million. In addition, amounts for the three and six months ended June 30, 2025, include nonoperating noncash pre-tax gains in connection with iCapital Network, Inc. of approximately $29 million and $65 million, respectively. The amount for the three and six months ended June 30, 2024 included a noncash pre-tax gain in connection with the acquisition of SpiderRock Advisors, LLC in May 2024 of approximately $19 million. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Operating income	$1,731	$1,800	$3,429	$3,493	$2,099	$1,881	$4,131	$3,656
Total nonoperating income (expense)(2)	$449	$172	$509	$342	$404	$165	$479	$304
Income before income taxes(2)	$2,180	$1,972	$3,938	$3,835	$2,503	$2,046	$4,610	$3,960
Income tax expense	$587	$477	$835	$767	$620	$496	$957	$937
Effective tax rate	26.9%	24.2%	21.2%	20.0%	24.8%	24.2%	20.8%	23.7%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2025. Income tax expense for the six months ended June 30, 2025 includes a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $50 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which includes permanently extending key tax provisions from the Tax Cuts and Jobs Act and modifications to the international tax framework. The Company is evaluating the impact of these provisions on the Company's condensed consolidated financial statements.

2024. Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the six months ended June 30, 2024 income tax expense included $37 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2024.

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

	June 30, 2025
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$9,478	$—	$235	$9,243
Accounts receivable	4,351	—	—	4,351
Investments	10,874	—	2,338	8,536
Separate account assets and collateral held under securities lending agreements	62,402	62,402	—	—
Operating lease right-of-use assets	1,553	—	—	1,553
Other assets(3)	7,807	—	246	7,561
Subtotal	96,465	62,402	2,819	31,244
Goodwill and intangible assets, net	50,005	—	—	50,005
Total assets	$146,470	$62,402	$2,819	$81,249
Liabilities
Accrued compensation and benefits	$1,737	$—	$—	$1,737
Accounts payable and accrued liabilities	1,686	—	—	1,686
Borrowings	12,762	—	—	12,762
Separate account liabilities and collateral liabilities under securities lending agreements	62,402	62,402	—	—
Contingent consideration liabilities	4,472	—	—	4,472
Deferred income tax liabilities(4)	3,578	—	—	3,578
Operating lease liabilities	1,948	—	—	1,948
Other liabilities	6,283	—	413	5,870
Total liabilities	94,868	62,402	413	32,053
Equity
Total BlackRock, Inc. stockholders’ equity	49,141	—	—	49,141
Noncontrolling interests	2,461	—	2,406	55
Total equity	51,602	—	2,406	49,196
Total liabilities and equity	$146,470	$62,402	$2,819	$81,249

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at June 30, 2025 included $235 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2025). Investments at June 30, 2025 increased $1.1 billion from December 31, 2024 (for more information see Investments herein). Goodwill and intangible assets at June 30, 2025 increased $3.3 billion from December 31, 2024, primarily due to the Preqin Transaction, partially offset by amortization of intangible assets. Other assets at June 30, 2025 increased $3.1 billion from December 31, 2024, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at June 30, 2025 decreased $1.2 billion from December 31, 2024, primarily due to 2024 incentive compensation cash payments in the first quarter of 2025, partially offset by 2025 incentive compensation accruals. Contingent consideration liabilities at June 30, 2025 increased $170 million from December 31, 2024, primarily due to a contingent consideration fair value adjustment in connection with the GIP Transaction, largely related to changes in discount rate and passage of time. Other liabilities at June 30, 2025 increased $2.3 billion from December 31, 2024, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at June 30, 2025 increased $244 million from December 31, 2024, primarily due to the effects of temporary differences associated with the stock-based compensation and the Preqin Transaction, partially offset by realization of capital losses from changes in the Company's organizational structure.

Investments

The Company’s investments were $10.9 billion and $9.8 billion at June 30, 2025 and December 31, 2024, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2025	2024
Investments, GAAP	$10,874	$9,769
Investments held by CIPs	(6,886)	(5,752)
Net interest in CIPs(1)	4,548	3,877
Investments, as adjusted	8,536	7,894
Investments related to deferred cash compensation plans	(297)	(185)
Hedged exposures	(1,858)	(1,757)
Federal Reserve Bank stock	(94)	(93)
Carried interest	(2,143)	(1,983)
Total “economic” investment exposure(2)	$4,144	$3,876

(1)
Amounts include $2.0 billion and $1.9 billion of carried interest (VIEs) at June 30, 2025 and December 31, 2024, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in millions)	2025	2024
Equity/Fixed income/Multi-asset(1)	$3,420	$3,025
Alternatives:
Private equity	987	1,199
Real assets	687	629
Other alternatives(2)	908	780
Alternatives subtotal	2,582	2,608
Hedged exposures	(1,858)	(1,757)
Total “economic” investment exposure	$4,144	$3,876

(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2025 was as follows:

(in millions)	Six Months Ended June 30,
Investments, as adjusted, beginning balance	$7,894
Purchases/capital contributions	1,122
Sales/maturities	(521)
Distributions(1)	(478)
Market appreciation(depreciation)/earnings from equity method investments	201
Carried interest capital allocations/(distributions)	160
Other(2)	158
Investments, as adjusted, ending balance	$8,536

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2024	$12,779	$169	$12,610
Net cash provided by/(used in) operating activities	236	(1,743)	1,979
Net cash provided by/(used in) investing activities	(3,283)	122	(3,405)
Net cash provided by/(used in) financing activities	(635)	1,687	(2,322)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	398	—	398
Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,284)	66	(3,350)
Cash, cash equivalents and restricted cash, June 30, 2025	$9,495	$235	$9,260

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

Cash flows used in investing activities, excluding the impact of CIPs, for the six months ended June 30, 2025 were $3.4 billion, primarily reflecting $3.1 billion related to the Preqin Transaction, $394 million of net purchases of investments and $167 million of purchases of property and equipment, partially offset by $262 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2025 were $2.3 billion, primarily resulting from $1.6 billion of cash dividend payments, $1.1 billion of share repurchases, including $750 million in open market transactions and $303 million of employee tax withholdings related to employee stock transactions, and repayment of €700 million (or approximately $822 million based on the EUR/USD foreign exchange rate at June 30, 2025) of long-term borrowings, partially offset by €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at June 30, 2025) of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents(1)	$9,478	$12,762
Cash and cash equivalents held by CIPs(2)	(235)	(169)
Subtotal(3)	9,243	12,593
Credit facility – undrawn	5,900	5,400
Total liquidity resources	$15,143	$17,993

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 55% and 65% at June 30, 2025 and December 31, 2024, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $2.9 billion during the six months ended June 30, 2025, primarily reflecting $3.1 billion related to the Preqin Transaction, cash dividend payments of $1.6 billion, share repurchases of $1.1 billion, partially offset by a $500 million increase in the aggregate commitment amount under the credit facility, approximately $285 million of net proceeds from long-term borrowings and cash flows from operating activities.

A significant portion of the Company’s $8.5 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the six months ended June 30, 2025, the Company repurchased 0.8 million common shares under the Company’s existing share repurchase program for approximately $750 million. At June 30, 2025, there were approximately 3.0 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At June 30, 2025 and December 31, 2024, the Company was required to maintain approximately $2.1 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2025. At June 30, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At June 30, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at June 30, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2025, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at June 30, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the €700 million (or approximately $822 million based on the EUR/USD foreign exchange rate at June 30, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at June 30, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes.

At June 30, 2025, the principal amount of long-term notes outstanding was $12.9 billion. See Note 15, Borrowings, in the 2024 Form 10-K for more information on overall borrowings outstanding as of December 31, 2024.

During the six months ended June 30, 2025, the Company paid approximately $236 million of interest on long-term notes. Future principal repayments and interest requirements at June 30, 2025 were as follows:

(in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2025	$—	$243	$243
2026	—	505	505
2027	1,500	494	1,994
2028	—	446	446
2029	1,500	418	1,918
2030	1,000	378	1,378
Thereafter(1)	8,874	4,121	12,995
Total	$12,874	$6,605	$19,479

(1)
The amounts related to the 2035 Notes are calculated using the EUR/USD foreign exchange rate as of June 30, 2025.

Supplemental Guarantor Information

BlackRock, Inc. (“New BlackRock”) is the issuer of 4.6% Notes due 2027, 4.7% Notes due 2029, 5.0% Notes due 2034, 4.9% Notes due 2035, 3.75% Notes due 2035, 5.25% Notes due 2054 and 5.35% Notes due 2055 (collectively the "New BlackRock Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by Old BlackRock ("Notes Guarantees"). The New BlackRock Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock's and Old BlackRock's other unsubordinated indebtedness, respectively. No other subsidiary of New BlackRock or Old BlackRock guarantees the New BlackRock Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and Old BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the separate indentures governing the New BlackRock Notes. See Note 14, Borrowings, in the notes to the condensed consolidated financial statements and Note 15, Borrowings, in the 2024 Form 10-K for further information on New BlackRock Notes.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	June 30,	December 31,
(in millions)	2025	2024
Assets
Receivables from non-guarantor subsidiaries	$7,865	$7,681
Goodwill and intangible assets	27,117	27,273
Other assets	767	362
Total assets	$35,749	$35,316
Liabilities
Borrowings	$12,762	$12,314
Payable to non-guarantor subsidiaries	9,883	10,206
Other liabilities	3,117	3,278
Total liabilities	$25,762	$25,798

Summarized Income Statement (unaudited)

For the three months ended June 30, 2025, net loss of the Obligor Group was $231 million, primarily comprised of $71 million amortization expense, a loss of $79 million primarily related to a contingent consideration fair value adjustment, and $130 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

For the six months ended June 30, 2025, net loss of the Obligor Group was $466 million, primarily comprised of $141 million amortization expense, a loss of $167 million primarily related to a contingent consideration fair value adjustment, and $252 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2025 totaled $4.5 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. See Note 3, Acquisitions, in the notes to the condensed consolidated financial statements for more information.

Investment Commitments. At June 30, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of June 30, 2025, the Company was deemed to be the PB of approximately 115 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company determines fair value of identifiable intangible assets acquired using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, or external sources. Unanticipated events may affect these assumptions. During the six months ended June 30, 2025, BlackRock recorded finite-lived customer relationships and technology-related intangible assets in connection with the Preqin Transaction of approximately $1.1 billion and $125 million, respectively. The acquisition date fair value of customer relationships and technology-related intangible assets were determined using an income approach and a replacement cost approach, respectively, all of which applied certain significant assumptions, which are inherently uncertain and unpredictable. The assumptions used in the income approach primarily included discount rates ranging from 11.0%-11.5%, as well as estimated revenue projections, operating profits and tax rates. The assumptions used in the replacement cost approach primarily included a discount rate of 10.5% as well as estimated reproduction costs and third-party developer's profit and opportunity cost of capital invested. While the Company believes these assumptions to be reasonable and appropriate, changes in these estimates could produce different fair value amounts.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2025 totaled $4.5 billion, including $4.3 billion related to the GIP Transaction, which, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.7% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). As the estimated fair value of the contingent consideration subsequently changes, contingent consideration liabilities are adjusted, resulting in contingent consideration fair value adjustments recorded within general and administration expense of the condensed consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2025 and December 31, 2024, the Company had $2.1 billion and $1.9 billion, respectfully, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2025, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.9 billion and $1.8 billion at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, approximately $6.9 billion of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.1 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At June 30, 2025, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.5 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $149 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2025, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.6 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $67 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.5 billion at June 30, 2025. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $151 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2025, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.4 billion, with expiration dates primarily in July 2025. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At June 30, 2025, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $221 million, with expiration dates during the third quarter of 2025.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 April 30, 2025	153,826	$897.00	143,886	3,302,159
May 1, 2025 through May 31, 2025	239,438	$957.75	234,725	3,067,434
June 1, 2025 through June 30, 2025	27,914	$977.31	21,959	3,045,475
Total	421,178	$936.86	400,570

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

Item 6. Exhibits

Exhibit No.	Description

4.1(1)	Indenture, dated April 3, 2025, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee

4.2(1)

First Supplemental Indenture, dated April 3, 2025, among BlackRock, Inc., BlackRock Finance, Inc., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent

4.3(1)	Form of Note for the 3.750% Notes due 2035 (included in Exhibit 4.2)

10.1(2)

Amendment No. 16, dated as of April 4, 2025, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.2	Form of Carry Incentive Award Letter for Laurence D. Fink+*

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 3, 2025.
(2)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 7, 2025.

+ Denotes compensatory plans or arrangements.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: August 6, 2025		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)