Form 10-Q
period 2025-09-30
BlackRock, Inc.
filed 2025-11-05
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 155,150,909 shares of the registrant’s common stock outstanding (163,138,922 on a fully diluted basis, including 7,988,013 Class B-2 common units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	82

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2025	2024
Assets
Cash and cash equivalents(1)	$9,979	$12,762
Accounts receivable	4,796	4,304
Investments(1)	13,669	9,769
Separate account assets	53,572	52,811
Separate account collateral held under securities lending agreements	6,236	6,059
Property and equipment (net of accumulated depreciation and amortization of $1,768 and $1,553 at September 30, 2025 and December 31, 2024, respectively)	1,227	1,103
Intangible assets (net of accumulated amortization of $1,214 and $782 at September 30, 2025 and December 31, 2024, respectively)	28,162	20,743
Goodwill	35,356	25,949
Operating lease right-of-use assets	1,909	1,519
Other assets(1)	7,776	3,596
Total assets	$162,682	$138,615
Liabilities
Accrued compensation and benefits	$2,785	$2,964
Accounts payable and accrued liabilities	1,646	1,536
Borrowings	12,766	12,314
Separate account liabilities	53,572	52,811
Separate account collateral liabilities under securities lending agreements	6,236	6,059
Contingent consideration liabilities	7,978	4,302
Deferred income tax liabilities	4,997	3,334
Operating lease liabilities	2,277	1,908
Other liabilities(1)	8,570	4,032
Total liabilities	100,827	89,260
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	3,216	1,691
Redeemable NCI - Subco	2,904	—
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2025 and December 31, 2024;
   Shares issued: 156,276,289 and 155,318,170 at September 30, 2025 and
      December 31, 2024, respectively;
   Shares outstanding: 155,124,267 and 154,947,813 at September 30, 2025 and
      December 31, 2024, respectively

Additional paid-in capital	19,649	13,446
Retained earnings	37,581	35,611
Accumulated other comprehensive loss	(558)	(1,178)
Treasury stock, common, at cost (1,152,022 and 370,357 shares held at September 30, 2025 and December 31, 2024, respectively)	(1,155)	(386)
Total BlackRock, Inc. stockholders’ equity	55,519	47,495
Nonredeemable NCI - CIPs	216	169
Total permanent equity	55,735	47,664
Total liabilities, temporary equity and permanent equity	$162,682	$138,615

(1)
At September 30, 2025, cash and cash equivalents, investments, other assets and other liabilities include $163 million, $8.4 billion, $196 million and $3.6 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $125 million, $5.1 billion, $45 million and $2.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$4,843	$3,881	$13,370	$11,229
Securities lending revenue	203	149	531	454
Total investment advisory, administration fees and securities lending revenue	5,046	4,030	13,901	11,683
Investment advisory performance fees	516	388	670	756
Technology services and subscription revenue	515	403	1,450	1,175
Distribution fees	355	323	996	951
Advisory and other revenue	77	53	191	165
Total revenue	6,509	5,197	17,208	14,730
Expense
Employee compensation and benefits	2,357	1,578	5,862	4,661
Sales, asset and account expense:
Distribution and servicing costs	638	549	1,784	1,606
Direct fund expense	464	379	1,297	1,075
Sub-advisory and other	60	34	153	98
Total sales, asset and account expense	1,162	962	3,234	2,779
General and administration expense	782	562	2,182	1,625
Restructuring charge	—	—	39	—
Amortization and impairment of intangible assets	253	89	507	166
Total expense	4,554	3,191	11,824	9,231
Operating income	1,955	2,006	5,384	5,499
Nonoperating income (expense)
Net gain (loss) on investments	64	177	672	510
Interest and dividend income	113	236	430	555
Interest expense	(135)	(154)	(474)	(372)
Net interest income (expense)	(22)	82	(44)	183
Total nonoperating income (expense)	42	259	628	693
Income before income taxes	1,997	2,265	6,012	6,192
Income tax expense	470	574	1,305	1,341
Net income	1,527	1,691	4,707	4,851
Less:
Net income (loss) attributable to NCI - CIPs	134	60	211	152
Net income (loss) attributable to NCI - Subco	70	—	70	—
Net income attributable to BlackRock, Inc.	$1,323	$1,631	$4,426	$4,699
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$8.54	$11.02	$28.57	$31.67
Diluted	$8.43	$10.90	$28.21	$31.37
Weighted-average common shares outstanding:
Basic	154.9	148.0	154.9	148.4
Diluted	165.2	149.6	159.4	149.8

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income	$1,527	$1,691	$4,707	$4,851
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(43)	346	620	208
Comprehensive income (loss)	1,484	2,037	5,327	5,059
Less:
Comprehensive income (loss) attributable to NCI - CIPs	134	60	211	152
Comprehensive income (loss) attributable to NCI - Subco	70	—	70	—
Comprehensive income attributable to BlackRock, Inc.	$1,280	$1,977	$5,046	$4,907

(1)
Amount for the three months ended September 30, 2024 included losses from a net investment hedge of $24 million (net of tax benefit of $7 million). Amounts for the nine months ended September 30, 2025 and 2024 include losses from a net investment hedge of $103 million (net of tax benefit of $24 million) and $6 million (net of tax benefit of $2 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691	$—
Net income	—	4,426	—	—	4,426	—	4,426	211	70
Dividends/distributions declared ($15.63 per share)	—	(2,456)	—	—	(2,456)	—	(2,456)	—	(41)
Stock-based compensation	886	—	—	—	886	—	886	—	—
Issuance of common shares related to employee stock transactions	(119)	—	—	293	174	—	174	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(312)	(312)	—	(312)	—	—
Issuance of Subco Units/common shares in connection with acquisitions	5,734	—	—	—	5,734	—	5,734	—	2,981
Shares/Subco Units repurchased	(257)	—	—	(750)	(1,007)	—	(1,007)	—	(118)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	2,998	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	45	45	(1,684)	—
Other comprehensive income (loss)	—	—	620	—	620	—	620	—	—
Other	(41)	—	—	—	(41)	—	(41)	—	12
September 30, 2025	$19,651	$37,581	$(558)	$(1,155)	$55,519	$216	$55,735	$3,216	$2,904

(1)
Amounts include $2 million of common stock at both September 30, 2025 and December 31, 2024.

For the Three Months Ended September 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
June 30, 2025	$13,873	$37,068	$(515)	$(1,285)	$49,141	$165	$49,306	$2,296	$—
Net income	—	1,323	—	—	1,323	2	1,325	132	70
Dividends/distributions declared ($5.21 per share)	—	(810)	—	—	(810)	—	(810)	—	(41)
Stock-based compensation	419	—	—	—	419	—	419	—	—
Issuance of common shares related to employee stock transactions	(77)	—	—	139	62	—	62	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(9)	(9)	—	(9)	—	—
Issuance of Subco Units/common shares in connection with acquisitions	5,734	—	—	—	5,734	—	5,734	—	2,981
Shares/Subco Units repurchased	(257)	—	—	—	(257)	—	(257)	—	(118)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	1,280	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	45	45	(492)	—
Other comprehensive income (loss)	—	—	(43)	—	(43)	—	(43)	—	—
Other	(41)	—	—	—	(41)	—	(41)	—	12
September 30, 2025	$19,651	$37,581	$(558)	$(1,155)	$55,519	$216	$55,735	$3,216	$2,904

(1)
Amounts include $2 million of common stock at both September 30, 2025 and June 30, 2025.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Operating activities
Net income	$4,707	$4,851
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	757	329
Impairment of intangible assets	—	50
Noncash lease expense	104	96
Stock-based compensation	886	511
Deferred income tax expense (benefit)	(238)	(95)
Contingent consideration fair value adjustments	265	(8)
Other investment (gains)	(360)	(128)
Net (gains) losses within CIPs	(419)	(325)
Net (purchases) proceeds within CIPs	(3,344)	(2,276)
(Earnings) losses from equity method investees	(48)	(119)
Distributions of earnings from equity method investees	155	41
Changes in operating assets and liabilities:
Accounts receivable	(265)	(410)
Investments, trading	139	(34)
Other assets	(2,666)	(561)
Accrued compensation and benefits	(391)	(297)
Accounts payable and accrued liabilities	(21)	225
Other liabilities	2,389	488
Net cash provided by/(used in) operating activities	1,650	2,338
Investing activities
Purchases of investments	(1,144)	(586)
Proceeds from sales and maturities of investments	467	646
Distributions of capital from equity method investees	297	344
Net consolidations (deconsolidations) of sponsored investment funds	(85)	(98)
Acquisitions, net of cash acquired	(3,496)	(74)
Purchases of property and equipment	(245)	(165)
Net cash provided by/(used in) investing activities	(4,206)	67
Financing activities
Repayments of long-term borrowings	(796)	(1,000)
Proceeds from long-term borrowings	1,080	5,474
Dividends/Subco distributions paid	(2,497)	(2,310)
Proceeds from stock options exercised	153	247
Shares/Subco Units repurchased	(1,437)	(1,544)
Net proceeds from (repayments of) borrowings by CIPs	(44)	(25)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	3,000	1,991
Other financing activities	2	(19)
Net cash provided by/(used in) financing activities	(539)	2,814
Effect of exchange rate changes on cash, cash equivalents and restricted cash	317	82
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,778)	5,301
Cash, cash equivalents and restricted cash, beginning of period	12,779	8,753
Cash, cash equivalents and restricted cash, end of period	$10,001	$14,054
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$119	$439
Issuance of Subco Units/common shares in connection with acquisitions	$8,715	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,639)	$(1,590)
Established contingent consideration liabilities in connection with acquisitions	$3,413	$—

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment management and technology services to institutional and retail clients worldwide. On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS Investment Partners (the "HPS Transaction" or "HPS"), a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of BlackRock Saturn Subco, LLC ("Subco"), a consolidated subsidiary of the Company. Concurrently with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. See Note 3, Acquisitions, for information on the HPS Transaction.

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

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. NCI on the condensed consolidated statements of financial condition represent the portion of CIPs and a consolidated affiliate in which the Company does not have direct equity ownership. In addition, as of July 1, 2025, and subsequent to the HPS Transaction, NCI also represent Subco Units that are held by former equityholders of HPS. Intercompany balances and transactions have been eliminated upon consolidation.

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

The interim financial information at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At September 30, 2025 and December 31, 2024, the fair value of loaned securities held by separate accounts was approximately $10.9 billion and $9.9 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $11.8 billion and $10.6 billion, respectively, of which approximately $6.2 billion as of September 30, 2025 and $6.1 billion as of December 31, 2024 was recognized on the condensed consolidated statements of financial condition. During the nine months ended September 30, 2025 and 2024, the Company had not resold or repledged any of the collateral obtained under these arrangements.

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

Noncontrolling Interests. Prior to July 1, 2025, NCI consisted of third-party ownership interests in the Company’s CIPs (“NCI – CIPs”). Beginning on July 1, 2025, in connection with the HPS Transaction, NCI (redeemable) also represents Subco Units that were issued to former equityholders of HPS and will be exchangeable on a one-for-one basis into BlackRock common stock at the option of the holders when exchange rights begin. NCI - Subco is measured based on the Class B-2 common units' proportionate ownership in Subco.

NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value or carrying value if it is not probable that they will become redeemable. Nonredeemable NCI are classified as a component of permanent equity in the condensed consolidated statements of financial condition. The Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders within net income (loss) attributable to NCI in the condensed consolidated statements of income.

3. Acquisitions

HPS Investment Partners

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS, a leading global credit investment manager, with substantially all consideration paid in Subco Units. The HPS Transaction, which added $165 billion of client AUM and $118 billion of fee-paying AUM, positions the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios. At close, approximately 8.5 million Subco Units were delivered to former equityholders of HPS and valued at $8.5 billion, based on the price of BlackRock's common stock on June 30, 2025 of approximately $1,049 and discounted for a one-year lack of marketability before exchange rights begin. Such Subco Units are exchangeable on a one-for-one basis into BlackRock common stock (accordingly, the value of each unit delivered was based on the price of a share of BlackRock’s common stock and the specific terms of the Subco Units). Subco Units are also eligible to receive distributions at an amount equal to the dividend amount paid on each share of BlackRock common stock.

In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco Units, may be due subject to the achievement of certain post-closing conditions and financial performance milestones. The contingent consideration, if any, ranges from approximately 2.8 million to 4.4 million Subco Units and is expected to be payable approximately five years following the closing of the HPS Transaction. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party valuation specialist, was $3.4 billion at close, and was recorded within contingent consideration liabilities in the condensed consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs). The contingent consideration was classified as a liability as the value of the consideration to be delivered in Subco Units is predominately based on achieving certain performance targets or certain settlement provisions of the Subco Units. See Note 8, Fair Value Disclosures and Note 15, Commitments and Contingencies for additional information on the contingent consideration related to HPS.

In addition, at the time of close, the Company granted incentive retention awards to certain employees of approximately 680,000 RSUs that vest in increasing yearly increments over five years valued at $675 million and approximately 270,000 RSUs valued at $260 million that cliff vest 100% after six months. See Note 17, Stock-Based Compensation, for additional information on the incentive retention awards issued in connection with the HPS Transaction.

In general, if (i) the maximum amount of contingent consideration is achieved, (ii) all Subco Units are exchanged for shares of the Company’s common stock (including those issued on the closing date), and (iii) all RSUs vest and are settled in the form of shares of the Company’s common stock, the Company does not expect to issue more than approximately 13.8 million shares of common stock in the aggregate.

The HPS Transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price of the HPS Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and includes future benefits for BlackRock as a result of scale and anticipated synergies from combining the Company's and HPS's capabilities by creating one integrated private financing solutions platform.

The following table summarizes the consideration paid for HPS and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Investments	$1,972
Finite-lived intangible assets:
Management contracts(1)	2,660
Investor relationships(1)	965
Indefinite-lived intangible assets - management contracts(2)	3,000
Goodwill	6,841
Operating lease right-of-use ("ROU") assets	178
Other assets	644
Accrued compensation and benefits	(262)
Accounts payable and accrued liabilities	(162)
Operating lease liabilities	(150)
Deferred income tax liabilities	(1,585)
Other liabilities assumed(3)	(1,880)
Total consideration, net of cash acquired	$12,221

Summary of consideration, net of cash acquired:
Closing consideration at fair value - Subco Units(4)	$8,452
Cash acquired	(244)
Deferred consideration at fair value - Subco Units(4)	3,400
Debt repayment	613
Total consideration, net of cash acquired	$12,221

(1)
The fair value for finite-lived management contracts and investor relationships was determined using the excess earnings method (Level 3 inputs), have weighted-average estimated useful lives of approximately 8 years and 12 years, respectively, and are amortized based on the straight-line method.
(2)
The fair value for indefinite-lived management contracts was determined using the excess earnings method (Level 3 inputs).
(3)
Other liabilities assumed primarily included deferred carried interest.
(4)
The fair value for the closing consideration was determined based on approximately 8.5 million of Subco Units, which were delivered to former equityholders of HPS. The fair value of the deferred consideration was determined based on approximately 2.8 million to 4.4 million of Subco Units, which may be due subject to the achievement of certain post-closing conditions and financial performance milestones.

Transaction and integration costs incurred in connection with the HPS Transaction were approximately $253 million in the nine months ended September 30, 2025. These costs were primarily comprised of $204 million of compensation expense, mostly for nonrecurring retention-related deferred compensation and $49 million of other acquisition-related transaction costs, largely related to advisory fees, legal fees and consulting expenses, recorded in general and administration expense.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the HPS Transaction.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 3 to 12 years. Amortization expense related to the finite-lived intangible assets was $117 million for the three months ended September 30, 2025. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2025 (excluding the nine months ended September 30, 2025)	$117
2026	467
2027	467
2028	442
2029	368
2030	318
Thereafter	1,329
Total	$3,508

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

The following table summarizes the consideration paid for Preqin and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Customer relationships(1)	$1,050
Technology-related(2)	125
Trade name	7
Goodwill	2,377
Other assets(3)	59
Deferred revenue(3)	(104)
Deferred income tax liabilities	(298)
Other liabilities assumed(3)	(93)
Total consideration, net of cash acquired	$3,123

Summary of consideration, net of cash acquired:
Cash paid	$3,219
Cash acquired	(96)
Total consideration, net of cash acquired	$3,123

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
(3)
Acquired deferred revenue was determined based on revenue guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the Preqin Transaction.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 10 years. Amortization expense related to the finite-lived intangible assets was $28 million and $66 million for the three and nine months ended September 30, 2025, respectively. The finite-lived intangible assets had a weighted-average remaining useful life of approximately eight years with remaining amortization expense as follows:

(in millions)
Year	Amount
2025 (excluding the nine months ended September 30, 2025)	$29
2026	136
2027	143
2028	154
2029	163
2030	146
Thereafter	345
Total	$1,116

See Note 10, Goodwill, Note 11, Intangible Assets, and Note 16, Revenue for further information regarding goodwill, intangible assets, and deferred revenue acquired, respectively.

Global Infrastructure Management, LLC

On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of GIP (the "GIP Transaction"), a leading infrastructure fund manager. BlackRock expects the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. Consideration at close included approximately $3 billion in cash, funded through the issuance of long-term notes in March 2024 (See Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s borrowings), and 6.9 million of unregistered shares of BlackRock common stock. The shares were valued at $5.9 billion at close, based on the price of BlackRock's common stock on September 30, 2024 of approximately $950, discounted for security-specific registration restrictions for two years after closing, resulting in a value of approximately $855 per share. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The contingent consideration payment, if any, ranges from 4.0 million to 5.2 million shares, and will ultimately be valued based on the price of BlackRock's common stock at the time the contingency is resolved. The payment is expected to be payable no later than December 31, 2028 and is based on the achievement of the agreed upon performance targets. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party fair value specialist, was $4.2 billion at close, and was recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). The contingent consideration payment was classified as a liability as the value of the consideration to be delivered in shares is predominately based on achieving certain performance targets. See Note 8, Fair Value Disclosures and Note 15, Commitments and Contingencies for additional information on the contingent consideration related to GIP.

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

The following table summarizes the consideration paid for GIP and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Management contracts(1)	$1,840
Investor relationships(1)	820
Trade name(2)	80
Goodwill	10,278
Operating lease ROU assets(3)	75
Other assets(3)	116
Accrued compensation and benefits(3)	(154)
Operating lease liabilities(3)	(96)
Other liabilities assumed(3)	(10)
Total consideration, net of cash acquired	$12,949

Summary of consideration, net of cash acquired:
Cash paid	$2,913
Cash acquired	(68)
Closing stock consideration at fair value	5,904
Deferred stock consideration at fair value	4,200
Total consideration, net of cash acquired	$12,949

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
(3)
Acquired operating lease ROU assets and operating lease liabilities were determined based on lease guidance. The acquired book values of the remaining assets and liabilities approximated their fair values.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the GIP Transaction.

ElmTree Funds

On September 2, 2025, BlackRock completed the acquisition of 100% of the equity interests in ElmTree Funds (the "ElmTree Transaction" or “ElmTree”), a net-lease real estate investment firm, with consideration paid primarily in BlackRock common stock. The acquisition of ElmTree positions the Company to scale its real estate-related offerings, while expanding into new markets as an owner-operator. See Note 10, Goodwill and Note 11, Intangible Assets for additional information on the goodwill and intangible assets related to ElmTree.

Unaudited Pro Forma Information

The following unaudited pro forma information presents combined results of operations of the Company as if the GIP Transaction and HPS Transaction had occurred on January 1, 2023 and January 1, 2024, respectively. The unaudited pro forma financial information is not indicative of the actual results of operations that would have been achieved nor is it indicative of future results of operations of the combined Company. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock, GIP and HPS filed consolidated tax returns during the years presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Unaudited) (in millions)	2024	2025(1)	2024
Total revenue	$5,810	$17,976	$16,410
Net income attributable to BlackRock, Inc.	$1,414	$4,353	$3,917

(1)
Subsequent to the closing of the HPS Transaction on July 1, 2025, HPS contributed approximately $500 million of revenue and $120 million of net income.

Pro forma adjustments related to GIP include compensation expense for retention-related deferred compensation awards, amortization of finite-lived intangible assets, interest expense for the $3.0 billion of notes, which were issued in March 2024 in connection with the GIP Transaction, acquisition-related transaction costs and related tax effects. See Note 3, Acquisitions, and Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company’s pro forma adjustments and borrowings, respectively.

HPS's results are included in the Company’s condensed consolidated financial statements from the acquisition date on July 1, 2025, through September 30, 2025. Accordingly, the following pro forma adjustments and related tax effects have been included as if the HPS Transaction had occurred on January 1, 2024 and include adjustments through June 30, 2025 (unaudited).

•
Compensation expense included retention-related deferred compensation awards of approximately $60 million and $450 million for the three and nine months ended September 30, 2024, respectively. In addition, 2025 compensation expense included a $70 million pro forma reduction adjustment through June 30, 2025 (see HPS acquisition above and Note 17, Stock-Based Compensation, for further information on retention related deferred compensation issued in connection with the HPS Transaction);
•
Acquisition-related transaction costs of approximately $35 million and $50 million, which were recorded in the three and nine months ended September 30, 2025, respectively, were included in the three and nine months ended September 30, 2024 results, and removed from the 2025 results;
•
Amortization of finite-lived intangible assets of approximately $117 million and $350 million for the three and nine months ended September 30, 2024, respectively. 2025 amortization expense included an additional $230 million of amortization for the six months ended June 30, 2025;
•
Adjustments to reflect the tax effects of the HPS Transaction, as if HPS had been included in the Company's results as of January 1, 2024; and
•
Adjustments for the allocation of net income to NCI - Subco, based on the unit holders pro rata ownership percentage for the respective periods.

Pro forma financial information for ElmTree and Preqin has not been presented, as the effects were not material to net income attributable to BlackRock, Inc.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$9,979	$12,762
Restricted cash included in other assets	22	17
Total cash, cash equivalents and restricted cash	$10,001	$12,779

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2025	2024
Debt securities:
Trading securities (including $2,612 and $1,743 held by CIPs at September 30, 2025 and December 31, 2024, respectively)	$2,619	$1,751
Held-to-maturity investments	532	547
Total debt securities	3,151	2,298
Equity securities at FVTNI (including $1,804 and $1,556 held by CIPs at September 30, 2025 and December 31, 2024, respectively)(1)	2,273	1,950
Equity method investments:
Equity method investments(2)	2,173	2,610
Investments related to deferred cash compensation plans(1)	294	173
Total equity method investments	2,467	2,783
Loans held by CIPs	—	145
CLOs held at fair value	552	72
Federal Reserve Bank stock(3)	94	93
Carried interest(4)	3,490	1,983
Other investments(5)	1,642	445
Total investments	$13,669	$9,769

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within equity securities held at fair value recorded through net income ("FVTNI") comprised $36 million and $12 million at September 30, 2025 and December 31, 2024, respectively.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2025, $25 million of these investments mature between one and five years, $345 million mature between five and ten years and $162 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2025		December 31, 2024
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,285	$1,332	$957	$989
Government debt	405	402	578	557
Asset/mortgage-backed debt	902	885	222	205
Total trading debt securities	$2,592	$2,619	$1,757	$1,751
Equity securities at FVTNI:
Equity securities/mutual funds	$2,049	$2,273	$1,843	$1,950

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2025			December 31, 2024
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$163	$42	$205	$125	$44	$169
Investments:
Trading debt securities	2,237	375	2,612	1,497	246	1,743
Equity securities at FVTNI	1,404	400	1,804	1,179	377	1,556
Loans	—	—	—	141	4	145
Other investments	1,395	68	1,463	370	33	403
Carried interest	3,404	—	3,404	1,905	—	1,905
Total investments	8,440	843	9,283	5,092	660	5,752
Other assets	196	34	230	45	31	76
Other liabilities(2)	(3,639)	(73)	(3,712)	(2,130)	(93)	(2,223)
Noncontrolling interest - CIPs	(3,120)	(211)	(3,331)	(1,672)	(130)	(1,802)
BlackRock's net interest in CIPs	$2,040	$635	$2,675	$1,460	$512	$1,972

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both September 30, 2025 and December 31, 2024, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Nonoperating net gain (loss) on consolidated VIEs	$202	$114	$358	$251

Net income (loss) attributable to NCI on consolidated VIEs	$126	$54	$205	$139

7. Variable Interest Entities

Nonconsolidated VIEs. At September 30, 2025 and December 31, 2024, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
September 30, 2025
Sponsored investment products	$2,208	$152	$(12)	$2,376
December 31, 2024
Sponsored investment products	$2,330	$158	$(11)	$2,505

(1)
At both September 30, 2025 and December 31, 2024, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $72 billion and $46 billion at September 30, 2025 and December 31, 2024, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2025
Assets:
Investments
Debt securities:
Trading securities	$—	$2,612	$7	$—	$—	$2,619
Held-to-maturity investments	—	—	—	—	532	532
Total debt securities	—	2,612	7	—	532	3,151
Equity securities at FVTNI:
Equity securities/mutual funds	2,273	—	—	—	—	2,273
Equity method:
Equity, fixed income, and multi-asset mutual funds	205	147	—	—	—	352
Hedge funds/funds of hedge funds/other	—	—	—	469	—	469
Private equity funds	—	—	—	784	—	784
Real assets funds	—	—	—	568	—	568
Investments related to deferred cash compensation plans	—	—	—	294	—	294
Total equity method	205	147	—	2,115	—	2,467
Loans held by CIPs	—	—	—	—	—	—
CLOs held at fair value	—	463	89	—	—	552
Federal Reserve Bank stock	—	—	—	—	94	94
Carried interest	—	—	—	—	3,490	3,490
Other investments(3)	574	—	—	910	158	1,642
Total investments	3,052	3,222	96	3,025	4,274	13,669
Other assets(4)	342	2	150	—	—	494
Separate account assets	32,980	20,252	—	—	340	53,572
Separate account collateral held under securities lending agreements:
Equity securities	2,472	—	—	—	—	2,472
Debt securities	—	3,764	—	—	—	3,764
Total separate account collateral held under securities lending agreements	2,472	3,764	—	—	—	6,236
Total	$38,846	$27,240	$246	$3,025	$4,614	$73,971
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,472	$3,764	$—	$—	$—	$6,236
Contingent consideration liabilities	—	—	7,978	—	—	7,978
Other liabilities(5)	—	26	81	—	—	107
Total	$2,472	$3,790	$8,059	$—	$—	$14,321

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount primarily includes approximately 5,100 Bitcoin held by a CIP. The fair value and cost basis of the Bitcoin at September 30, 2025 was $574 million and $516 million, respectively.
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

December 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2024
Assets:
Investments
Debt securities:
Trading securities	$—	$1,744	$7	$—	$—	$1,751
Held-to-maturity investments	—	—	—	—	547	547
Total debt securities	—	1,744	7	—	547	2,298
Equity securities at FVTNI:
Equity securities/mutual funds	1,950	—	—	—	—	1,950
Equity method:
Equity, fixed income, and multi-asset mutual funds	347	131	—	—	—	478
Hedge funds/funds of hedge funds/other	—	—	—	552	—	552
Private equity funds	—	—	—	1,060	—	1,060
Real assets funds	—	—	—	520	—	520
Investments related to deferred cash compensation plans	—	—	—	173	—	173
Total equity method	347	131	—	2,305	—	2,783
Loans held by CIPs	—	10	135	—	—	145
CLOs held at fair value	—	—	72	—	—	72
Federal Reserve Bank stock	—	—	—	—	93	93
Carried interest	—	—	—	—	1,983	1,983
Other investments	18	—	—	274	153	445
Total investments	2,315	1,885	214	2,579	2,776	9,769
Other assets(3)	—	7	149	—	—	156
Separate account assets	32,933	19,346	—	—	532	52,811
Separate account collateral held under securities lending agreements:
Equity securities	2,719	—	—	—	—	2,719
Debt securities	—	3,340	—	—	—	3,340
Total separate account collateral held under securities lending agreements	2,719	3,340	—	—	—	6,059
Total	$37,967	$24,578	$363	$2,579	$3,308	$68,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,719	$3,340	$—	$—	$—	$6,059
Contingent consideration liabilities	—	—	4,302	—	—	4,302
Other liabilities(4)	—	46	129	—	—	175
Total	$2,719	$3,386	$4,431	$—	$—	$10,536

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

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2025 and December 31, 2024.

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

At September 30, 2025 and December 31, 2024, the contingent consideration liability related to the GIP Transaction was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 3.6% and 4.3%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). At September 30, 2025, the contingent consideration liability related to the HPS Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 3.7%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved. Changes in fair value are recorded within general and administration expense of the condensed consolidated statements of income.

Nonrecurring Fair Value Measurements. During the nine months ended September 30, 2024, the Company assessed its intangible assets for impairment during the annual impairment assessment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain open-end management contracts, which reduced the carrying value of these management contracts to a fair value of $87 million. See Note 11, Intangible Assets, for more information. The fair value of these contracts was determined using a discounted cash flow analysis. The most sensitive assumptions used to determine present value were growth expectations, revenue basis points, revenue forecast, and the discount rate applied to the cash flow forecast, which are considered Level 3 inputs in the valuation hierarchy.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2025

(in millions)	June 30, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$—	$—	$—	$—	$—	$7	$—
Loans	96	1	—	(96)	—	—	(1)	—	—
CLOs held at fair value	68	(1)	1	—	21	—	—	89	(1)
Total investments	171	—	1	(96)	21	—	(1)	96	(1)
Other assets	164	2	—	—	—	—	(16)	150	2
Total assets	$335	$2	$1	$(96)	$21	$—	$(17)	$246	$1

(in millions)	June 30, 2025	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,472	$93	$—	$—	$3,413	$—	$—	$7,978	$93
Other liabilities	97	(1)	—	—	(15)	—	—	81	(1)
Total liabilities	$4,569	$92	$—	$—	$3,398	$—	$—	$8,059	$92

(1)
Issuances and other settlements amounts include acquired CLOs and a contingent liability primarily related to the HPS Transaction. In addition, issuances and other settlements include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$—	$—	$—	$—	$—	$7	$—
Loans	135	(8)	15	(142)	—	—	—	—	—
CLOs held at fair value	72	(6)	6	(3)	21	—	(1)	89	(6)
Total investments	214	(14)	21	(145)	21	—	(1)	96	(6)
Other assets	149	17	—	—	—	—	(16)	150	17
Total assets	$363	$3	$21	$(145)	$21	$—	$(17)	$246	$11

(in millions)	December 31, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,302	$274	$—	$—	$3,402	$—	$—	$7,978	$274
Other liabilities	129	(4)	—	—	(44)	—	—	81	(4)
Total liabilities	$4,431	$270	$—	$—	$3,358	$—	$—	$8,059	$270

(1)
Issuances and other settlements amounts include acquired CLOs and a contingent liability primarily related to the HPS Transaction, a contingent liability payment related to a previous acquisition, and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2024

(in millions)	June 30, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$82	$(2)	$—	$(1)	$—	$—	$—	$79	$(2)
Loans	225	1	4	(87)	—	2	(4)	141	1
Total investments	307	(1)	4	(88)	—	2	(4)	220	(1)
Other assets	150	7	—	—	—	—	—	157	7
Total assets	$457	$6	$4	$(88)	$—	$2	$(4)	$377	$6

(in millions)	June 30, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Other liabilities	$298	$(16)	$—	$—	$(3)	$—	$—	$279	$(16)

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$2	$36	$(1)	$—	$—	$—	$79	$2
Loans	175	1	402	(441)	—	11	(7)	141	1
Total investments	217	3	438	(442)	—	11	(7)	220	3
Other assets	120	—	37	—	—	—	—	157	—
Total assets	$337	$3	$475	$(442)	$—	$11	$(7)	$377	$3

(in millions)	December 31, 2023	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2024	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Other liabilities	$279	$(19)	$—	$—	$19	$—	$—	$279	$(19)

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

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) or AOCI for corporate minority private debt investments. A portion of net income (loss) related to securities held by CIPs is allocated to NCI - CIPs to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2025 and December 31, 2024, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$9,979	$9,979	$12,762	$12,762	Level 1	(2)(3)
Other assets	$117	$117	$86	$86	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,766	$12,572	$12,314	$11,680	Level 2	(5)
Other liabilities	$393	$393	$—	$—	Level 2	(6)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At September 30, 2025 and December 31, 2024, approximately $4.2 billion and $6.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At September 30, 2025 and December 31, 2024, other assets included cash collateral of approximately $95 million and $69 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $22 million and $17 million of restricted cash at September 30, 2025 and December 31, 2024, respectively.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of September 2025 and December 2024, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.
(6)
Other liabilities include repurchase agreements related to CLO financing arrangements to finance portions of investments in certain CLOs managed by the Company. Repurchase agreements were recorded at amortized cost, which approximates fair value, with maturity dates ranging from 2032 to 2039.

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

September 30, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$469	$158	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	784	235	N/R	N/R
Real assets funds	(c)	568	703	Quarterly (6%) N/R (94%)	60 days
Investments related to deferred cash compensation plan	(d)	294	—	Monthly	1 – 90 days
Other investments:
Private credit fund	(a)	138	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	201	30	N/R	N/R
Private equity funds	(e)	135	37	N/R	N/R
Hedge funds/other	(a)	436	54	Quarterly (92%) N/R (8%)	60 – 90 days
Total		$3,025	$1,217

December 31, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$552	$138	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,060	227	N/R	N/R
Real assets funds	(c)	520	710	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	173	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	175	40	N/R	N/R
Private equity funds	(e)	7	42	N/R	N/R
Hedge funds/other	(a)	92	58	Quarterly (64%) N/R (36%)	90 days
Total		$2,579	$1,215

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2025 and December 31, 2024.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2025 and December 31, 2024.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2025 and December 31, 2024. The total remaining unfunded commitments were $733 million and $750 million at September 30, 2025 and December 31, 2024, respectively. The Company’s portion of the total remaining unfunded commitments was $724 million and $736 million at September 30, 2025 and December 31, 2024, respectively.
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

Fair Value Option

At September 30, 2025 and December 31, 2024, the Company elected the fair value option for certain investments in CLOs of approximately $551 million and $72 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in millions)	2025	2024
CLO loans:
Aggregate principal amounts outstanding	$—	$156
Fair value	—	141
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$15

CLO borrowings:
Aggregate principal amounts outstanding	$110	$146
Fair value	81	129
Aggregate unpaid principal balance in excess of (less than) fair value	$29	$17

At September 30, 2025, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three and nine months ended September 30, 2025 and 2024, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.7 billion and $1.8 billion at September 30, 2025 and December 31, 2024, with expiration dates during the fourth and first quarter of 2025, respectively.

In addition, the Company enters into exchange traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At September 30, 2025 and December 31, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $237 million and $197 million, with expiration dates during the fourth and first quarter of 2025, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of September 30, 2025 and December 31, 2024.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2025 and December 31, 2024, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.7 billion and $3.6 billion, with expiration dates during the fourth quarter and first quarter of 2025, respectively.

At both September 30, 2025 and December 31, 2024, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2025 and December 31, 2024:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	September 30, 2025	December 31, 2024	Statement of Financial Condition Classification	September 30, 2025	December 31, 2024
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$2	$7	Other liabilities	$14	$35

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Income	2025	2024	2025	2024
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(68)	$(69)	$(170)	$(104)
Forward foreign currency exchange contracts	General and administration expense	(34)	116	74	120
Total gain (loss) from derivative instruments		$(102)	$47	$(96)	$16

(1)
Amounts for the three months ended September 30, 2025 and 2024 include $81 million and $78 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $13 million and $9 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively. Amounts for the nine months ended September 30, 2025 and 2024 include $196 million and $127 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $26 million and $23 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2025 and 2024.

See Note 14, Borrowings in this filing and Note 15, Borrowings, in the 2024 Form 10-K, for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the nine months ended September 30, 2025 was as follows:

(in millions)
December 31, 2024	$25,949
Acquisitions(1)	9,413
Other	(6)
September 30, 2025	$35,356

(1)
Amount represents goodwill of $6.8 billion, $2.4 billion and $195 million in connection with the HPS, Preqin and ElmTree Transactions, respectively. See Note 3, Acquisitions, for further information.

BlackRock assessed its goodwill for impairment as of July 31, 2025 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2024	$17,528	$3,215	$20,743
Acquisitions(1)	3,000	4,922	7,922
Amortization expense	—	(507)	(507)
Other	—	4	4
September 30, 2025	$20,528	$7,634	$28,162

(1)
Amount primarily includes approximately $3.0 billion of indefinite-lived management contracts, $2.7 billion of finite-lived management contracts and $965 million of finite-lived investor relationships acquired in connection with the HPS Transaction and $1.1 billion of finite-lived customer relationships and $125 million of finite-lived technology-related intangible assets acquired in connection with the Preqin Transaction (see Note 3, Acquisitions, for further information). Additionally, in connection with the ElmTree Transaction, the Company acquired approximately $115 million of finite-lived management contracts and investor relationships.

During the nine months ended September 30, 2025, the Company assessed its intangible assets for impairment as of July 31, 2025 and concluded that no impairment charges were required.

During the nine months ended September 30, 2024, the Company assessed its intangible assets for impairment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain acquired open-end management contracts, primarily driven by quantitative factors, such as reduced growth expectations, a decrease in revenue basis points and net client outflows. As a result, the Company recorded a noncash impairment charge of $50 million, which is included within amortization and impairment of intangible assets expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2024. No impairment charges were required for any other intangible assets.

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Lease cost:
Operating lease cost(1)	$59	$45	$164	$136
Variable lease cost(2)	18	16	51	43
Total lease cost	$77	$61	$215	$179

(1)
Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2025 and 2024.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$150	$136

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities(1)	$478	$104

(1)
Amount for the nine months ended September 30, 2025 includes $178 million of ROU assets obtained in connection with the HPS Transaction. See Note 3, Acquisitions, for further information.

	September 30,		December 31,
	2025		2024
Lease term and discount rate:
Weighted-average remaining lease term	13	years	14	years
Weighted-average discount rate	3%		3%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At September 30, 2025 and December 31, 2024, the Company had $1.5 billion and $888 million, respectively, of corporate equity method investments, recorded within other assets. At September 30, 2025 and December 31, 2024, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 22%, and 24%, respectively, and the carrying value of the Company's interest was $710 million and $652 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At September 30, 2025 and December 31, 2024, the Company had $914 million and $438 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2024 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2025. At September 30, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At September 30, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at September 30, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2025, there was no amount outstanding.

Long-Term Borrowings

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at September 30, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the €700 million (or approximately $823 million based on the EUR/USD foreign exchange rate at September 30, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at September 30, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes. The Company designated a portion of the 2035 Notes as a net investment hedge to offset the currency exposure related to its net investment in certain euro functional currency operations. Gain (loss) associated with the net investment hedge is recognized on the condensed consolidated statements of comprehensive income. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2025.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2025 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$(1)	$699	$694
4.60% Notes due 2027	800	(2)	798	811
4.70% Notes due 2029	500	(3)	497	511
3.25% Notes due 2029(2)	1,000	(5)	995	978
2.40% Notes due 2030(2)	1,000	(3)	997	930
1.90% Notes due 2031(2)	1,250	(6)	1,244	1,113
2.10% Notes due 2032(2)	1,000	(10)	990	876
4.75% Notes due 2033(2)	1,250	(16)	1,234	1,275
5.00% Notes due 2034	1,000	(6)	994	1,029
4.90% Notes due 2035	500	(5)	495	511
3.75% Notes due 2035	1,175	(8)	1,167	1,201
5.25% Notes due 2054	1,500	(30)	1,470	1,459
5.35% Notes due 2055	1,200	(14)	1,186	1,184
Total long-term borrowings	$12,875	$(109)	$12,766	$12,572

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

15. Commitments and Contingencies

Investment Commitments. At September 30, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2025 totaled $8.0 billion, including $4.4 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. See Note 3, Acquisitions, for more information.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2025 and subject to this type of indemnification was approximately $318 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $340 billion were held as collateral for indemnified securities on loan at September 30, 2025. The fair value of these indemnifications was not material at September 30, 2025.

16. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2025 and 2024 and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$557	$553	$1,582	$1,608
ETFs	1,597	1,309	4,347	3,749
Equity subtotal	2,154	1,862	5,929	5,357
Fixed income:
Active	513	493	1,492	1,458
ETFs	393	354	1,111	1,007
Fixed income subtotal	906	847	2,603	2,465
Active multi-asset	344	318	969	929
Alternatives:
Private markets	653	235	1,687	716
Liquid alternatives	178	143	485	422
Alternatives subtotal	831	378	2,172	1,138
Non-ETF index	353	298	973	871
Digital assets, commodities and multi-asset ETFs(2)	140	63	340	167
Long-term	4,728	3,766	12,986	10,927
Cash management	318	264	915	756
Total investment advisory, administration fees and securities lending revenue(3)	5,046	4,030	13,901	11,683
Investment advisory performance fees:
Equity	14	13	36	49
Fixed income	—	3	14	12
Multi-asset	2	1	12	14
Alternatives:
Private markets	298	7	361	200
Liquid alternatives	202	364	247	481
Alternatives subtotal	500	371	608	681
Total investment advisory performance fees	516	388	670	756
Technology services and subscription revenue	515	403	1,450	1,175
Distribution fees	355	323	996	951
Advisory and other revenue:
Advisory	12	11	39	35
Other	65	42	152	130
Total advisory and other revenue	77	53	191	165
Total revenue	$6,509	$5,197	$17,208	$14,730

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
(3)
Amounts include securities lending revenue of $203 million and $149 million for the three months ended September 30, 2025 and 2024, respectively, and $531 million and $454 million for the nine months ended September 30, 2025 and 2024, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
By client type(1):
Retail	$1,177	$1,085	$3,291	$3,179
ETFs	2,130	1,726	5,798	4,923
Institutional:
Active	1,149	720	3,146	2,127
Index	272	235	751	698
Institutional subtotal	1,421	955	3,897	2,825
Long-term	4,728	3,766	12,986	10,927
Cash management	318	264	915	756
Total	$5,046	$4,030	$13,901	$11,683

By investment style(1):
Active	$2,245	$1,742	$6,215	$5,133
ETFs	2,130	1,726	5,798	4,923
Non-ETF index	353	298	973	871
Long-term	4,728	3,766	12,986	10,927
Cash management	318	264	915	756
Total	$5,046	$4,030	$13,901	$11,683

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

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2025 and 2024:

September 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$133	$488	$458	$229	$43	$1,351

September 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$52	$191	$172	$128	$48	$591

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at September 30, 2025 and 2024. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g. post-investment period) and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$2,100	$1,886	$1,860	$1,783
Acquisition(1)	1,441	—	1,441	—
Net increase (decrease) in unrealized allocations	92	79	400	351
Performance fee revenue recognized	(193)	(5)	(261)	(174)
Ending balance	$3,440	$1,960	$3,440	$1,960

(1)
Amount for 2025 includes deferred carried interest acquired in connection with the HPS Transaction. See Note 3, Acquisitions, for information on the HPS Transaction.

Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2025 and 2024:

September 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Technology services and subscription revenue(1)(2)	$64	$167	$94	$52	$73	$450

September 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services and subscription revenue(1)(2)	$44	$101	$72	$42	$47	$306

(1)
Technology services and subscription revenue includes upfront payments from customers, which the Company recognizes as services are performed. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2025, the estimated fixed minimum fees for the remainder of the year approximated $310 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services and subscription deferred revenue liability for the three and nine months ended September 30, 2025 and 2024, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$242	$120	$124	$133
Acquisition(1)	—	—	19	—
Additions(2)	67	22	156	53
Revenue recognized that was included in the beginning balance	(77)	(28)	(67)	(72)
Ending balance	$232	$114	$232	$114

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units ("RSUs")

Time-Based RSUs

RSU activity for the nine months ended September 30, 2025 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	2,297,665	$793.08
Granted	1,674,894	$988.11
Converted	(630,616)	$795.22
Forfeited	(122,332)	$845.13
September 30, 2025	3,219,611	$892.14

In January 2025, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2024 annual incentive compensation approximately 332,000 RSUs to employees that vest ratably over three years from the grant date and approximately 216,000 RSUs to employees that cliff vest 100% on January 31, 2028. In July 2025, in connection with the HPS Transaction, the Company granted incentive retention awards of approximately 680,000 RSUs that vest in increasing yearly increments over five years and approximately 270,000 RSUs that cliff vest 100% after six months. The weighted-average grant date fair value of these awards were $991.52 and $957.42, respectively. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the HPS Transaction in July 2025, and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during the nine months ended September 30, 2025 was $1.7 billion.

At September 30, 2025, the intrinsic value of outstanding RSUs was $3.8 billion, reflecting a closing stock price of $1,166.

At September 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $1.8 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

Performance-Based RSUs

Performance-based RSU activity for the nine months ended September 30, 2025 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	451,042	$788.61	210,505	$845.48	661,547	$806.71
Granted	167,962	$991.38	769	$952.02	168,731	$991.20
Reduction of shares due to performance measures	(71,866)	$832.07	—	$—	(71,866)	$832.07
Converted	(54,212)	$832.07	—	$—	(54,212)	$832.07
Forfeited	(13,744)	$791.95	(11,530)	$845.48	(25,274)	$816.37
September 30, 2025	479,182	$848.15	199,744	$845.89	678,926	$847.49

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

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 mentioned above, are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the nine months ended September 30, 2025 was $107 million.

At September 30, 2025, the intrinsic value of outstanding performance-based RSUs was $792 million, reflecting a closing stock price of $1,166.

At September 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based awards was $312 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

Stock Options

Stock option activity and ending balance for the nine months ended September 30, 2025 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2024	625,825	$513.50	766,970	$673.58	299,686	$673.58
Exercised	(298,146)	$513.50	—	$—	—	$—
Forfeited	—	$—	(88,238)	$673.58	(18,309)	$673.58
Outstanding at September 30, 2025	327,679	$513.50	678,732	$673.58	281,377	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	327,679	1.2	$214	$513.50	327,679	1.2	$214
2023 Performance-based	$673.58	678,732	6.7	334	$673.58	—	—	—
2023 Time-based	$673.58	281,377	6.7	139	$673.58	—	—	—
		1,287,788	5.3	$687		327,679	1.2	$214

At September 30, 2025, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $79 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.9 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the nine months ended September 30, 2025 was $153 million.

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of September 30, 2025, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

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

Due from Related Parties

Due from related parties, which is included within other assets on the condensed consolidated statements of financial condition, was $351 million and $245 million at September 30, 2025 and December 31, 2024, respectively, and represented receivables from certain investment products managed by BlackRock.

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

At September 30, 2025, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$(515)	$(978)	$(1,178)	$(840)
Foreign currency translation adjustments(1)	(43)	346	620	208
Ending balance	$(558)	$(632)	$(558)	$(632)

(1)
Amount for the three months ended September 30, 2024 included losses from a net investment hedge of $24 million (net of tax benefit of $7 million). Amounts for the nine months ended September 30, 2025 and 2024 include losses from a net investment hedge of $103 million (net of tax benefit of $24 million) and $6 million (net of tax benefit of $2 million), respectively.

21. Capital Stock

The HPS Transaction. On July 1, 2025, as part of the closing of the HPS Transaction, the Company issued approximately 8.5 million Subco Units to former equity holders of HPS. The Subco Units are exchangeable on a one-for-one basis into BlackRock's common stock. See Note 1, Business Overview, Note 2, Significant Accounting Policies, and Note 3, Acquisitions, for additional information. As of September 30, 2025, there were approximately 8.1 million Subco Units outstanding.

Share Repurchases. During the nine months ended September 30, 2025, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.1 million shares and share equivalents for approximately $1.1 billion. At September 30, 2025, there were approximately 2.7 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

The table below presents a rollforward of the Company's restructuring liability for the nine months ended September 30, 2025, which is included in other liabilities on the condensed consolidated statements of financial condition.

(in millions)	September 30, 2025
Liability as of December 31, 2024	$—
Additions	39
Accelerated amortization expense of equity-based awards	(12)
Cash payments	(21)
Liability as of September 30, 2025	$6

23. Income Taxes

Income tax expense for the nine months ended September 30, 2025 includes a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the nine months ended September 30, 2024 income tax expense included $13 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in 2024.

24. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2025	2024	2025	2024
Basic net income attributable to BlackRock, Inc.	$1,323	$1,631	$4,426	$4,699
Add: Incremental net income from dilutive securities - NCI - Subco	70	—	70	—
Diluted net income attributable to BlackRock, Inc.	$1,393	$1,631	$4,496	$4,699

Basic weighted-average shares outstanding	154,922,231	148,049,700	154,942,905	148,392,684
Dilutive effect of:
Nonparticipating RSUs	1,501,068	1,008,145	1,199,724	915,630
Stock options	499,459	550,730	459,823	487,644
Subco Units	8,254,724	—	2,751,575	—
Total diluted weighted-average shares outstanding	165,177,482	149,608,575	159,354,027	149,795,958
Basic earnings per share	$8.54	$11.02	$28.57	$31.67
Diluted earnings per share	$8.43	$10.90	$28.21	$31.37

The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for RSUs and stock options. The Company applies the “if-converted” method to the Subco Units to determine the dilutive impact, if any, of the exchange right included in the Subco Units.

There were no anti-dilutive shares related to RSUs and an immaterial amount of anti-dilutive shares related to RSUs for the three and nine months ended September 30, 2025, respectively. There were no anti-dilutive shares and an immaterial amount of anti-dilutive shares for the three and nine months ended September 30, 2024, respectively. Certain performance-based awards were excluded from the diluted EPS calculation because the designated contingencies were not met.

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

The following table illustrates total revenue for the three and nine months ended September 30, 2025 and 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenue
Americas	$4,181	$3,206	$11,221	$9,559
Europe	2,065	1,788	5,226	4,555
Asia-Pacific	263	203	761	616
Total revenue	$6,509	$5,197	$17,208	$14,730

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2025 and December 31, 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	September 30,	December 31,
(in millions)	2025	2024
Long-lived Assets
Americas	$32,564	$25,515
Europe	3,902	1,437
Asia-Pacific	117	100
Total long-lived assets	$36,583	$27,052

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, Singapore and Australia.

26. Subsequent Events

The Company conducted a review for subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the acquisitions of Global Infrastructure Management, LLC (“GIP” or the “GIP Transaction”), Preqin Holding Limited (“Preqin” or the “Preqin Transaction”) and HPS Investment Partners (“HPS” or the “HPS Transaction” and together with the GIP Transaction and the Preqin Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (11) the failure to effectively manage the development and use of artificial intelligence; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) increasing focus from stakeholders regarding environmental and social-related matters; (18) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including the Middle East conflicts, wars, global trade tensions, tariffs, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (19) climate-related risks to BlackRock’s business, products, operations and clients; (20) the ability to attract, train and retain highly qualified professionals; (21) fluctuations in the carrying value of BlackRock’s economic investments; (22) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (23) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (24) the failure by key third-party providers to fulfill their obligations to BlackRock; (25) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (26) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETFs”) platform; (27) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (28) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $13.5 trillion of AUM at September 30, 2025. With approximately 24,600 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

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

Acquisitions

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS, a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of BlackRock Saturn Subco, LLC ("Subco"), a consolidated subsidiary of the Company. The HPS Transaction, which added $165 billion of client AUM and $118 billion of fee-paying AUM, positions the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios. At close, approximately 8.5 million Subco Units were delivered to former equityholders of HPS and valued at $8.5 billion, based on the price of BlackRock's common stock on June 30, 2025 of approximately $1,049 and discounted for a one-year lack of marketability before exchange rights begin. Such Subco Units are exchangeable on a one-for-one basis into BlackRock common stock (accordingly, the value of each unit delivered was based on the price of a share of BlackRock’s common stock and the specific terms of the Subco Units). In addition, at the time of close, the Company granted incentive retention awards to certain employees of approximately 680,000 RSUs that vest in increasing yearly increments over five years valued at $675 million and approximately 270,000 RSUs valued at $260 million that cliff vest 100% after six months. Furthermore, deferred consideration, which is to be delivered all in Subco Units of approximately 2.8 million to 4.4 million, and initially valued at $3.4 billion at close, may be paid in approximately five years, subject to achievement of certain post-closing conditions and financial performance milestones. In general, if (i) the maximum amount of contingent consideration is achieved, (ii) all Subco Units are exchanged for shares of the Company’s common stock (including those issued on the closing date), and (iii) all RSUs vest and are settled in the form of shares of the Company’s common stock, the Company does not expect to issue more than approximately 13.8 million shares of common stock in the aggregate.

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

On September 2, 2025, BlackRock completed the acquisition of 100% of the equity interests in ElmTree Funds (the "ElmTree Transaction" or “ElmTree”), a net-lease real estate investment firm, with consideration paid primarily in BlackRock common stock. The acquisition of ElmTree positions the Company to scale its real estate-related offerings, while expanding into new markets as an owner-operator.

For additional information see Note 1, Business Overview, Note 2, Significant Accounting Policies and Note 3, Acquisitions, in the notes to the condensed consolidated financial statements.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
GAAP basis(1):
Total revenue	$6,509	$5,197	$17,208	$14,730
Total expense	4,554	3,191	11,824	9,231
Operating income	$1,955	$2,006	$5,384	$5,499
Operating margin	30.0%	38.6%	31.3%	37.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	(92)	199	417	541
Income tax expense	470	574	1,305	1,341
Less: Net income (loss) attributable to NCI - Subco	70	—	70	—
Net income attributable to BlackRock	$1,323	$1,631	$4,426	$4,699
Diluted earnings per common share	$8.43	$10.90	$28.21	$31.37
Effective tax rate	25.2%	26.0%	22.5%	22.2%
As adjusted(2):
Operating income	$2,621	$2,128	$6,752	$5,784
Operating margin	44.6%	45.8%	43.8%	44.1%
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs	$(106)	$190	$373	$494
Net income attributable to BlackRock(3)	$1,907	$1,715	$5,560	$4,738
Diluted earnings per common share(3)	$11.55	$11.46	$34.89	$31.63
Effective tax rate	24.2%	26.0%	22.0%	24.5%
Other:
Assets under management (end of period)	$13,463,625	$11,475,362	$13,463,625	$11,475,362
Diluted weighted-average common shares outstanding	165.2	149.6	159.4	149.8
Shares outstanding including Subco Units(4)	163.2	148.0	163.2	148.0
Book value per share(5)	$357.90	$278.32	$357.90	$278.32
Cash dividends declared and paid per share	$5.21	$5.10	$15.63	$15.30

(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Beginning in the third quarter of 2025, net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, assume all Subco Units have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock. Accordingly, the noncontrolling interest related to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. See Non-GAAP Financial Measures for further information.
(4)
As of September 30, 2025, there were 155.1 million shares of common stock and 8.1 million Subco Units outstanding.
(5)
Total BlackRock stockholders’ equity divided by total shares of common stock outstanding at September 30 of the respective period-end.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

GAAP. Operating income of $2.0 billion decreased $51 million and operating margin of 30.0% decreased 860 bps from the three months ended September 30, 2024. Operating income and operating margin reflected higher revenue, driven by organic base fee growth, positive impact of markets, and fees related to the HPS and GIP Transactions, and higher technology services and subscription revenue. Decreases in GAAP operating income and operating margin were driven by noncash acquisition-related expenses in connection with the HPS, GIP and Preqin Transactions. Operating income and operating margin for the three months ended September 30, 2024 also included the impact of a $50 million noncash impairment charge related to certain indefinite-lived open-end management contracts.

Nonoperating income (expense), net of NCI - CIPs decreased $291 million from the three months ended September 30, 2024, driven primarily by a $115 million noncash mark-to-market loss related to Circle Internet Group, Inc. ("Circle") and lower net interest income (expense).

Earnings per diluted common share decreased $2.47, or 23%, from the three months ended September 30, 2024, reflecting lower operating income, driven by higher noncash acquisition-related costs, lower nonoperating results, and a higher diluted share count in connection with HPS and GIP Transactions, partially offset by a lower effective tax rate in the current quarter.

As Adjusted. Operating income of $2.6 billion increased $493 million and operating margin of 44.6% decreased 120 bps from the three months ended September 30, 2024. The acquisition-related expenses and noncash impairment charge described above have been excluded from as adjusted results. Earnings per diluted common share increased $0.09, or 1%, from the three months ended September 30, 2024, primarily reflecting higher operating income and a lower effective tax rate, partially offset by lower nonoperating income and a higher diluted share count in the current quarter.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

GAAP. Operating income of $5.4 billion decreased $115 million and operating margin of 31.3% decreased 600 bps from the nine months ended September 30, 2024. Operating income and operating margin reflected higher revenue, driven by organic base fee growth, positive impact of markets and fees related to the HPS and GIP Transactions, as well as higher technology services and subscription revenue, partially offset by lower performance fees. Decreases in GAAP operating income and operating margin were driven by noncash acquisition-related expenses in connection with the HPS, GIP and Preqin Transactions. Operating income and operating margin for the nine months ended September 30, 2025 included the impact of a $39 million restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities. In addition, operating income and operating margin for the nine months ended September 30, 2024 included the impact of the previously described $50 million noncash impairment charge.

Nonoperating income (expense) net of NCI - CIPs decreased $124 million from the nine months ended September 30, 2024, driven by lower net interest income (expense), partially offset by higher noncash mark-to-market gains on revaluation of investments, including the impact of a $215 million noncash pre-tax gain related to Circle.

Income tax expense for the nine months ended September 30, 2025, included a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2025. Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure.

Earnings per diluted common share decreased $3.16, or 10%, from the nine months ended September 30, 2024, reflecting lower operating income, driven by higher noncash acquisition-related costs, lower nonoperating results and a higher diluted share count.

As Adjusted. Operating income of $6.8 billion increased $968 million, while operating margin of 43.8% decreased 30 bps from the nine months ended September 30, 2024. The acquisition-related expenses, restructuring charge and noncash impairment charge previously described have been excluded from as adjusted results. Earnings per diluted common share increased $3.26, or 10%, from the nine months ended September 30, 2024, reflecting higher operating income and a lower effective tax rate, partially offset by lower nonoperating results and a higher diluted share count in the current period. Income tax expense, as adjusted, for the nine months ended September 30, 2024 excluded the $137 million of benefit described above.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to GAAP. Beginning in the third quarter of 2025, net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, assume all Subco Units have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock. Accordingly, the noncontrolling interest related to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating income, GAAP basis	$1,955	$2,006	$5,384	$5,499
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	14	7	41	43
Amortization and impairment of intangible assets (b)	253	89	507	166
Acquisition-related compensation costs (b)	262	11	423	32
Acquisition-related transaction costs (b)(1)	44	17	93	52
Contingent consideration fair value adjustments (b)	93	(2)	265	(8)
Restructuring charge (c)	—	—	39	—
Operating income, as adjusted	$2,621	$2,128	$6,752	$5,784
Revenue, GAAP basis	$6,509	$5,197	$17,208	$14,730
Non-GAAP adjustments:
Distribution fees	(355)	(323)	(996)	(951)
Investment advisory fees	(283)	(226)	(788)	(655)
Revenue used for operating margin measurement	$5,871	$4,648	$15,424	$13,124
Operating margin, GAAP basis	30.0%	38.6%	31.3%	37.3%
Operating margin, as adjusted	44.6%	45.8%	43.8%	44.1%

(1)
Amounts included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Nonoperating income (expense), GAAP basis	$42	$259	$628	$693
Less: Net income (loss) attributable to NCI - CIPs	134	60	211	152
Nonoperating income (expense), net of NCI - CIPs	(92)	199	417	541
Less: Hedge gain (loss) on deferred cash compensation plans (a)	14	9	44	47
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted	$(106)	$190	$373	$494

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to BlackRock, Inc., GAAP basis	$1,323	$1,631	$4,426	$4,699
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	—	(2)	(2)	(3)
Amortization and impairment of intangible assets (b)	189	67	378	124
Acquisition-related compensation costs (b)	198	8	318	23
Acquisition-related transaction costs (b)	33	13	71	38
Contingent consideration fair value adjustments (b)	94	(2)	263	(6)
Restructuring charge (c)	—	—	29	—
Income tax matters	—	—	7	(137)
Noncontrolling interest - Subco	70	—	70	—
Net income attributable to BlackRock, Inc., as adjusted	$1,907	$1,715	$5,560	$4,738
Diluted weighted-average common shares outstanding	165.2	149.6	159.4	149.8
Diluted earnings per common share, GAAP basis	$8.43	$10.90	$28.21	$31.37
Diluted earnings per common share, as adjusted	$11.55	$11.46	$34.89	$31.63

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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization and noncash impairment of intangible assets, contingent consideration fair value adjustments (primarily associated with noncash contingent consideration) incurred in connection with certain acquisitions and other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation and general and administration expense primarily related to professional services. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Restructuring charge. In the second quarter of 2025, the Company recorded a restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities. Management believes excluding the impact of this restructuring charge when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted: Management believes nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted, excludes the gain (loss) on the economic hedge of certain deferred cash compensation plans. As the gain (loss) on investments and derivatives used to hedge these compensation plans over time substantially offsets the compensation expense related to the market valuation changes on these deferred cash compensation plans, which is included in operating income, GAAP basis, management believes excluding the gain (loss) on the economic hedge of the deferred cash compensation plans when calculating nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted, provides a useful measure for both management and investors of BlackRock’s nonoperating results that impact book value.

(3) Net income attributable to BlackRock, Inc., as adjusted:

•
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. In addition, the non-GAAP adjustment in 2025 related to contingent consideration fair value adjustments includes a tax impact associated with the deductibility of contingent consideration. In addition, the amount for income tax matters in 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

•
In addition, beginning in the third quarter of 2025, in connection with the HPS Transaction, the Company updated its definition of net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, to assume all outstanding Subco Units issued as part of the consideration for the HPS Transaction have been exchanged in accordance with the terms on a one-for-one basis into common stock of BlackRock, as Subco Units will be exchangeable at the option of the holder when exchange rights begin. Accordingly, the noncontrolling interest related to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. Management believes that these updated non-GAAP measures are useful indicators of BlackRock’s profitability and enhance comparability among periods presented, and therefore are useful to investors.
•
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

AUM and Net Inflows (Outflows) by Product Type(1)
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Equity	$7,459,075	$6,905,438	$6,310,191	$6,280,999	$45,978	$94,072	$220,638
Fixed income	3,178,965	3,087,297	2,905,669	3,023,694	47,554	80,628	104,412
Multi-asset	1,161,957	1,076,709	992,921	1,001,515	33,598	35,401	59,707
Alternatives:
Private markets	320,886	215,244	211,974	141,409	13,163	27,126	31,856
Liquid alternatives	97,448	86,670	76,390	75,990	3,178	8,281	9,446
Alternatives subtotal	418,334	301,914	288,364	217,399	16,341	35,407	41,302
Digital assets	103,965	79,551	55,306	24,238	16,691	34,185	52,317
Currency and commodities(2)	136,600	106,980	78,137	78,130	10,384	19,996	21,981
Long-term	12,458,896	11,557,889	10,630,588	10,625,975	170,546	299,689	500,357
Cash management	1,004,729	969,701	920,663	849,387	34,096	56,861	137,610
Total	$13,463,625	$12,527,590	$11,551,251	$11,475,362	$204,642	$356,550	$637,967

AUM and Net Inflows (Outflows) by Client Type and Product Type(1)
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Retail	$1,173,568	$1,100,997	$1,015,221	$1,040,547	$9,724	$24,799	$29,453
ETFs	5,193,314	4,748,768	4,230,375	4,188,335	152,956	345,228	487,870
Institutional:
Active	2,475,614	2,277,877	2,135,095	2,109,166	22,267	37,365	62,494
Index	3,616,400	3,430,247	3,249,897	3,287,927	(14,401)	(107,703)	(79,460)
Institutional subtotal	6,092,014	5,708,124	5,384,992	5,397,093	7,866	(70,338)	(16,966)
Long-term	12,458,896	11,557,889	10,630,588	10,625,975	170,546	299,689	500,357
Cash management	1,004,729	969,701	920,663	849,387	34,096	56,861	137,610
Total	$13,463,625	$12,527,590	$11,551,251	$11,475,362	$204,642	$356,550	$637,967

AUM and Net Inflows (Outflows) by Investment Style and Product Type(1)
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2025	2025	2024	2024	2025	2025	2025
Active	$3,294,619	$3,051,873	$2,868,402	$2,869,366	$26,640	$38,362	$61,199
ETFs	5,193,314	4,748,768	4,230,375	4,188,335	152,956	345,228	487,870
Non-ETF index	3,970,963	3,757,248	3,531,811	3,568,274	(9,050)	(83,901)	(48,712)
Long-term	12,458,896	11,557,889	10,630,588	10,625,975	170,546	299,689	500,357
Cash management	1,004,729	969,701	920,663	849,387	34,096	56,861	137,610
Total	$13,463,625	$12,527,590	$11,551,251	$11,475,362	$204,642	$356,550	$637,967

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Amounts include commodity ETFs and exchange-traded products ("ETPs").

Component Changes in AUM for the Three Months Ended September 30, 2025

The following table presents the component changes in AUM by product type for the three months ended September 30, 2025.

	June 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2025	AUM(4)
Equity	$6,905,438	$45,978	$—	$—	$519,260	$(11,601)	$7,459,075	$7,135,969
Fixed income	3,087,297	47,554	(1,265)	13,567	40,100	(8,288)	3,178,965	3,122,878
Multi-asset	1,076,709	33,598	—	—	55,276	(3,626)	1,161,957	1,119,948
Alternatives:
Private markets	215,244	13,163	(5,996)	101,017	(2,364)	(178)	320,886	291,901
Liquid alternatives	86,670	3,178	(30)	6,377	1,237	16	97,448	93,382
Alternatives subtotal	301,914	16,341	(6,026)	107,394	(1,127)	(162)	418,334	385,283
Digital assets	79,551	16,691	—	—	7,728	(5)	103,965	94,980
Currency and commodities(5)	106,980	10,384	—	—	19,323	(87)	136,600	117,115
Long-term	11,557,889	170,546	(7,291)	120,961	640,560	(23,769)	12,458,896	11,976,173
Cash management	969,701	34,096	—	—	2,266	(1,334)	1,004,729	984,600
Total	$12,527,590	$204,642	$(7,291)	$120,961	$642,826	$(25,103)	$13,463,625	$12,960,773

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2025.

	June 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2025	AUM(4)
Retail:
Equity	$557,833	$2,094	$—	$—	$38,693	$(1,358)	$597,262	$573,760
Fixed income	333,624	5,588	—	—	4,845	594	344,651	338,726
Multi-asset	162,852	(2,386)	—	—	8,435	(18)	168,883	165,225
Private markets	16,823	1,521	(163)	11,674	(60)	(25)	29,770	26,274
Liquid alternatives	29,865	2,907	(3)	—	265	(32)	33,002	31,358
Retail subtotal	1,100,997	9,724	(166)	11,674	52,178	(839)	1,173,568	1,135,343
ETFs:
Equity	3,455,117	79,429	—	—	255,812	(1,927)	3,788,431	3,593,742
Fixed income	1,101,224	46,018	—	—	10,926	(586)	1,157,582	1,122,763
Multi-asset	11,926	599	—	—	673	(87)	13,111	12,432
Digital assets	79,551	16,691	—	—	7,728	(5)	103,965	94,980
Commodities	100,950	10,219	—	—	19,096	(40)	130,225	111,087
ETFs subtotal	4,748,768	152,956	—	—	294,235	(2,645)	5,193,314	4,935,004
Institutional:
Active:
Equity	242,098	(17,995)	—	—	18,938	(1,039)	242,002	238,071
Fixed income	881,932	(6,984)	(1,265)	13,567	15,914	(1,588)	901,576	892,490
Multi-asset	898,621	35,333	—	—	46,033	(3,513)	976,474	938,905
Private markets	198,421	11,642	(5,833)	89,343	(2,304)	(153)	291,116	265,627
Liquid alternatives	56,805	271	(27)	6,377	972	48	64,446	62,024
Active subtotal	2,277,877	22,267	(7,125)	109,287	79,553	(6,245)	2,475,614	2,397,117
Index	3,430,247	(14,401)	—	—	214,594	(14,040)	3,616,400	3,508,709
Institutional subtotal	5,708,124	7,866	(7,125)	109,287	294,147	(20,285)	6,092,014	5,905,826
Long-term	11,557,889	170,546	(7,291)	120,961	640,560	(23,769)	12,458,896	11,976,173
Cash management	969,701	34,096	—	—	2,266	(1,334)	1,004,729	984,600
Total	$12,527,590	$204,642	$(7,291)	$120,961	$642,826	$(25,103)	$13,463,625	$12,960,773

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS Transaction and the ElmTree Transaction.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2025.

	June 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2025	AUM(4)
Active:
Equity	$504,554	$(20,463)	$—	$—	$34,462	$(1,377)	$517,176	$504,575
Fixed income	1,183,948	(2,184)	(1,265)	13,567	20,430	(725)	1,213,771	1,199,173
Multi-asset	1,061,457	32,946	—	—	54,468	(3,533)	1,145,338	1,104,113
Private markets	215,244	13,163	(5,996)	101,017	(2,364)	(178)	320,886	291,901
Liquid alternatives	86,670	3,178	(30)	6,377	1,237	16	97,448	93,382
Active subtotal	3,051,873	26,640	(7,291)	120,961	108,233	(5,797)	3,294,619	3,193,144
ETFs:
Equity	3,455,117	79,429	—	—	255,812	(1,927)	3,788,431	3,593,742
Fixed income	1,101,224	46,018	—	—	10,926	(586)	1,157,582	1,122,763
Multi-asset	11,926	599	—	—	673	(87)	13,111	12,432
Digital assets	79,551	16,691	—	—	7,728	(5)	103,965	94,980
Commodities	100,950	10,219	—	—	19,096	(40)	130,225	111,087
ETFs subtotal	4,748,768	152,956	—	—	294,235	(2,645)	5,193,314	4,935,004
Non-ETF index	3,757,248	(9,050)	—	—	238,092	(15,327)	3,970,963	3,848,025
Long-term	11,557,889	170,546	(7,291)	120,961	640,560	(23,769)	12,458,896	11,976,173
Cash management	969,701	34,096	—	—	2,266	(1,334)	1,004,729	984,600
Total	$12,527,590	$204,642	$(7,291)	$120,961	$642,826	$(25,103)	$13,463,625	$12,960,773

The following table presents the component changes in AUM by private markets product type for the three months ended September 30, 2025.

	June 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2025	AUM(4)
Private markets:
Infrastructure	$112,323	$2,884	$(2,337)	$—	$(2,718)	$(51)	$110,101	$111,319
Private equity	33,743	583	(610)	—	313	4	34,033	33,889
Private credit	35,985	7,851	(2,588)	101,017	(276)	(15)	141,974	112,505
Real estate	25,276	341	(275)	—	272	(89)	25,525	25,326
Multi-alternatives	7,917	1,504	(186)	—	45	(27)	9,253	8,862
Total private markets	$215,244	$13,163	$(5,996)	$101,017	$(2,364)	$(178)	$320,886	$291,901

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS Transaction and the ElmTree Transaction.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM increased $936 billion to $13.5 trillion at September 30, 2025 from $12.5 trillion at June 30, 2025, driven by market appreciation, net inflows and AUM added from the HPS and ElmTree Transactions, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $171 billion were comprised of net inflows of $153 billion, $10 billion and $8 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $153 billion were led by equity and fixed income ETFs net inflows of $79 billion and $46 billion, respectively. Active ETFs contributed $21 billion of net inflows and digital asset ETPs generated $17 billion of net inflows.
•
Retail net inflows of $10 billion reflected client demand for BlackRock's active fixed income strategies, systematic liquid alternatives funds and Aperio.
•
Institutional active net inflows of $22 billion were driven by multi-asset net inflows, which included the impact of a large outsourcing mandate, and private markets net inflows, partially offset by equity and fixed income net outflows, including a single-client transfer to institutional index equity. Private markets net inflows were led by infrastructure and credit.
•
Institutional index net outflows of $14 billion were concentrated in low fee equity offerings, and included the previously mentioned transfer above.

Cash management net inflows of $34 billion were primarily due to net inflows into US government, international and prime money market funds.

Net market appreciation of $643 billion was primarily driven by US and global equity market appreciation.

AUM decreased $25 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound and the Japanese yen.

Component Changes in AUM for the Nine Months Ended September 30, 2025

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2025(1).

	December 31,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Equity	$6,310,191	$94,072	$—	$—	$944,792	$110,020	$7,459,075	$6,688,463
Fixed income	2,905,669	80,628	(2,526)	13,567	104,153	77,474	3,178,965	3,035,408
Multi-asset	992,921	35,401	—	—	108,659	24,976	1,161,957	1,056,211
Alternatives:
Private markets	211,974	27,126	(19,472)	101,017	(4,844)	5,085	320,886	243,925
Liquid alternatives	76,390	8,281	(58)	6,377	5,604	854	97,448	85,226
Alternatives subtotal	288,364	35,407	(19,530)	107,394	760	5,939	418,334	329,151
Digital assets	55,306	34,185	—	—	14,473	1	103,965	73,321
Currency and commodities(6)	78,137	19,996	—	—	38,055	412	136,600	101,863
Long-term	10,630,588	299,689	(22,056)	120,961	1,210,892	218,822	12,458,896	11,284,417
Cash management	920,663	56,861	—	—	7,808	19,397	1,004,729	954,223
Total	$11,551,251	$356,550	$(22,056)	$120,961	$1,218,700	$238,219	$13,463,625	$12,238,640

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2025(1).

	December 31,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Retail:
Equity	$505,118	$10,236	$—	$—	$70,090	$11,818	$597,262	$539,347
Fixed income	318,641	6,947	—	—	10,572	8,491	344,651	329,805
Multi-asset	150,978	(1,381)	—	—	18,105	1,181	168,883	158,518
Private markets	15,749	2,615	(818)	11,674	(13)	563	29,770	20,194
Liquid alternatives	24,735	6,382	(3)	—	1,646	242	33,002	28,655
Retail subtotal	1,015,221	24,799	(821)	11,674	100,400	22,295	1,173,568	1,076,519
ETFs:
Equity	3,106,398	166,494	—	—	485,902	29,637	3,788,431	3,341,638
Fixed income	985,652	123,408	—	—	33,357	15,165	1,157,582	1,067,883
Multi-asset	10,734	908	—	—	1,335	134	13,111	11,455
Digital assets	55,306	34,185	—	—	14,473	1	103,965	73,321
Commodities	72,285	20,233	—	—	37,486	221	130,225	95,876
ETFs subtotal	4,230,375	345,228	—	—	572,553	45,158	5,193,314	4,590,173
Institutional:
Active:
Equity	218,848	(16,317)	—	—	32,428	7,043	242,002	229,587
Fixed income	840,328	(8,546)	(2,526)	13,567	43,400	15,353	901,576	869,568
Multi-asset	828,039	35,818	—	—	88,995	23,622	976,474	882,968
Private markets	196,225	24,511	(18,654)	89,343	(4,831)	4,522	291,116	223,731
Liquid alternatives	51,655	1,899	(55)	6,377	3,958	612	64,446	56,571
Active subtotal	2,135,095	37,365	(21,235)	109,287	163,950	51,152	2,475,614	2,262,425
Index	3,249,897	(107,703)	—	—	373,989	100,217	3,616,400	3,355,300
Institutional subtotal	5,384,992	(70,338)	(21,235)	109,287	537,939	151,369	6,092,014	5,617,725
Long-term	10,630,588	299,689	(22,056)	120,961	1,210,892	218,822	12,458,896	11,284,417
Cash management	920,663	56,861	—	—	7,808	19,397	1,004,729	954,223
Total	$11,551,251	$356,550	$(22,056)	$120,961	$1,218,700	$238,219	$13,463,625	$12,238,640

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Amounts include AUM attributable to the HPS Transaction and the ElmTree Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(6)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2025(1).

	December 31,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Active:
Equity	$467,163	$(25,421)	$—	$—	$62,859	$12,575	$517,176	$485,644
Fixed income	1,133,874	(6,060)	(2,526)	13,567	53,070	21,846	1,213,771	1,170,209
Multi-asset	979,001	34,436	—	—	107,100	24,801	1,145,338	1,041,470
Private markets	211,974	27,126	(19,472)	101,017	(4,844)	5,085	320,886	243,925
Liquid alternatives	76,390	8,281	(58)	6,377	5,604	854	97,448	85,226
Active subtotal	2,868,402	38,362	(22,056)	120,961	223,789	65,161	3,294,619	3,026,474
ETFs:
Equity	3,106,398	166,494	—	—	485,902	29,637	3,788,431	3,341,638
Fixed income	985,652	123,408	—	—	33,357	15,165	1,157,582	1,067,883
Multi-asset	10,734	908	—	—	1,335	134	13,111	11,455
Digital assets	55,306	34,185	—	—	14,473	1	103,965	73,321
Commodities	72,285	20,233	—	—	37,486	221	130,225	95,876
ETFs subtotal	4,230,375	345,228	—	—	572,553	45,158	5,193,314	4,590,173
Non-ETF index	3,531,811	(83,901)	—	—	414,550	108,503	3,970,963	3,667,770
Long-term	10,630,588	299,689	(22,056)	120,961	1,210,892	218,822	12,458,896	11,284,417
Cash management	920,663	56,861	—	—	7,808	19,397	1,004,729	954,223
Total	$11,551,251	$356,550	$(22,056)	$120,961	$1,218,700	$238,219	$13,463,625	$12,238,640

The following table presents the component changes in AUM by private markets product type for the nine months ended September 30, 2025.

	December 31,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Private markets:
Infrastructure	$109,606	$10,771	$(8,978)	$-	$(3,145)	$1,847	$110,101	$109,550
Private equity	36,327	2,552	(4,967)	-	(204)	325	34,033	35,499
Private credit	32,425	11,433	(4,145)	101,017	(440)	1,684	141,974	65,074
Real estate	26,147	312	(926)	-	(1,069)	1,061	25,525	25,690
Multi-alternatives	7,469	2,058	(456)	-	14	168	9,253	8,112
Total private markets	$211,974	$27,126	$(19,472)	$101,017	$(4,844)	$5,085	$320,886	$243,925

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Amounts include AUM attributable to the HPS Transaction and the ElmTree Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

AUM increased $1.9 trillion to $13.5 trillion at September 30, 2025 from $11.6 trillion at December 31, 2024, driven by market appreciation, net inflows, the positive impact of foreign exchange movements and AUM added from the HPS and ElmTree Transactions.

Long-term net inflows of $300 billion were comprised of net inflows of $345 billion and $25 billion from ETFs and retail clients, respectively, partially offset by net outflows of $70 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $345 billion were led by equity and fixed income ETFs net inflows of $166 billion and $123 billion, respectively. Active ETFs contributed $41 billion of net inflows and digital asset ETPs generated $34 billion of net inflows.
•
Retail net inflows of $25 billion were driven by net inflows into equity products, reflecting demand for Aperio, systematic liquid alternatives funds and fixed income strategies.
•
Institutional active net inflows of $37 billion were driven by multi-asset and private markets, partially offset by net outflows from equity and fixed income, including a single-client transfer to institutional index equity. Multi-asset net inflows included the impact of several large outsourcing mandates and continued growth of the Company's LifePath® target-date strategies. Private markets net inflows were led by infrastructure and credit.
•
Institutional index net outflows of $108 billion were concentrated in low-fee index equity and fixed income offerings and included the impact of a single client's $52 billion partial redemption in the second quarter.

Cash management net inflows of $57 billion were led by net inflows into US government, international and prime money market funds.

Net market appreciation of $1.2 trillion was primarily driven by US and global equity market appreciation.

AUM increased $238 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the euro, the British pound and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended September 30, 2025

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2025(1).

	September 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Equity	$6,280,999	$220,638	$—	$—	$943,333	$14,105	$7,459,075	$6,604,454
Fixed income	3,023,694	104,412	(2,526)	13,567	31,728	8,090	3,178,965	3,021,938
Multi-asset	1,001,515	59,707	—	—	98,455	2,280	1,161,957	1,044,197
Alternatives:
Private markets	141,409	31,856	(19,472)	170,892	(5,590)	1,791	320,886	230,865
Liquid alternatives	75,990	9,446	(58)	6,377	5,844	(151)	97,448	83,133
Alternatives subtotal	217,399	41,302	(19,530)	177,269	254	1,640	418,334	313,998
Digital assets	24,238	52,317	—	—	27,408	2	103,965	64,622
Currency and commodities(6)	78,130	21,981	—	—	36,415	74	136,600	96,947
Long-term	10,625,975	500,357	(22,056)	190,836	1,137,593	26,191	12,458,896	11,146,156
Cash management	849,387	137,610	—	—	10,329	7,403	1,004,729	935,144
Total	$11,475,362	$637,967	$(22,056)	$190,836	$1,147,922	$33,594	$13,463,625	$12,081,300

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2025(1).

	September 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Retail:
Equity	$521,270	$10,107	$—	$—	$62,880	$3,005	$597,262	$534,448
Fixed income	324,245	11,100	—	—	5,750	3,556	344,651	328,200
Multi-asset	154,078	(1,804)	—	—	16,196	413	168,883	157,141
Private markets	16,216	2,787	(818)	11,674	(293)	204	29,770	19,234
Liquid alternatives	24,738	7,263	(3)	—	959	45	33,002	27,724
Retail subtotal	1,040,547	29,453	(821)	11,674	85,492	7,223	1,173,568	1,066,747
ETFs:
Equity	3,061,840	277,095	—	—	442,288	7,208	3,788,431	3,282,511
Fixed income	1,019,176	135,243	—	—	(1,599)	4,762	1,157,582	1,054,908
Multi-asset	10,036	1,978	—	—	1,181	(84)	13,111	11,149
Digital assets	24,238	52,317	—	—	27,408	2	103,965	64,622
Commodities	73,045	21,237	—	—	35,882	61	130,225	91,103
ETFs subtotal	4,188,335	487,870	—	—	505,160	11,949	5,193,314	4,504,293
Institutional:
Active:
Equity	225,361	(18,366)	—	—	34,860	147	242,002	228,092
Fixed income	873,385	(10,054)	(2,526)	13,567	25,142	2,062	901,576	866,384
Multi-asset	833,975	59,662	—	—	80,854	1,983	976,474	872,612
Private markets	125,193	29,069	(18,654)	159,218	(5,297)	1,587	291,116	211,631
Liquid alternatives	51,252	2,183	(55)	6,377	4,885	(196)	64,446	55,409
Active subtotal	2,109,166	62,494	(21,235)	179,162	140,444	5,583	2,475,614	2,234,128
Index	3,287,927	(79,460)	—	—	406,497	1,436	3,616,400	3,340,988
Institutional subtotal	5,397,093	(16,966)	(21,235)	179,162	546,941	7,019	6,092,014	5,575,116
Long-term	10,625,975	500,357	(22,056)	190,836	1,137,593	26,191	12,458,896	11,146,156
Cash management	849,387	137,610	—	—	10,329	7,403	1,004,729	935,144
Total	$11,475,362	$637,967	$(22,056)	$190,836	$1,147,922	$33,594	$13,463,625	$12,081,300

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations in 2024 have not been recast.
(3)
Amounts include AUM attributable to the HPS Transaction, the ElmTree Transaction and the GIP Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(6)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2025(1).

	September 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Active:
Equity	$492,193	$(33,478)	$—	$—	$56,661	$1,800	$517,176	$485,407
Fixed income	1,171,739	(4,481)	(2,526)	13,567	30,448	5,024	1,213,771	1,166,258
Multi-asset	988,035	57,856	—	—	97,050	2,397	1,145,338	1,029,737
Private markets	141,409	31,856	(19,472)	170,892	(5,590)	1,791	320,886	230,865
Liquid alternatives	75,990	9,446	(58)	6,377	5,844	(151)	97,448	83,133
Active subtotal	2,869,366	61,199	(22,056)	190,836	184,413	10,861	3,294,619	2,995,400
ETFs:
Equity	3,061,840	277,095	—	—	442,288	7,208	3,788,431	3,282,511
Fixed income	1,019,176	135,243	—	—	(1,599)	4,762	1,157,582	1,054,908
Multi-asset	10,036	1,978	—	—	1,181	(84)	13,111	11,149
Digital assets	24,238	52,317	—	—	27,408	2	103,965	64,622
Commodities	73,045	21,237	—	—	35,882	61	130,225	91,103
ETFs subtotal	4,188,335	487,870	—	—	505,160	11,949	5,193,314	4,504,293
Non-ETF index	3,568,274	(48,712)	—	—	448,020	3,381	3,970,963	3,646,463
Long-term	10,625,975	500,357	(22,056)	190,836	1,137,593	26,191	12,458,896	11,146,156
Cash management	849,387	137,610	—	—	10,329	7,403	1,004,729	935,144
Total	$11,475,362	$637,967	$(22,056)	$190,836	$1,147,922	$33,594	$13,463,625	$12,081,300

The following table presents the component changes in AUM by private markets product type for the twelve months ended September 30, 2025.

	September 30,	Net inflows			Market	FX	September 30,	Average
(in millions)	2024	(outflows)(2)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Private markets:
Infrastructure	$38,871	$13,359	$(8,978)	$69,875	$(3,676)	$650	$110,101	$103,931
Private equity	35,807	3,207	(4,967)	—	(161)	147	34,033	35,586
Private credit	32,222	12,615	(4,145)	101,017	(487)	752	141,974	57,499
Real estate	27,033	498	(926)	—	(1,296)	216	25,525	25,897
Multi-alternatives	7,476	2,177	(456)	—	30	26	9,253	7,952
Total private markets	$141,409	$31,856	$(19,472)	$170,892	$(5,590)	$1,791	$320,886	$230,865

(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations in 2024 have not been recast.
(3)
Amounts include AUM attributable to the HPS Transaction, the ElmTree Transaction and the GIP Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $2.0 trillion to $13.5 trillion at September 30, 2025 from $11.5 trillion at September 30, 2024, driven by net market appreciation, net inflows, AUM added from the GIP, HPS and ElmTree Transactions and the positive impact of foreign exchange movements.

Long-term net inflows of $500 billion were comprised of net inflows of $488 billion and $29 billion from ETFs, and retail clients, respectively, partially offset by net outflows of $17 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $488 billion were led by equity and fixed income ETFs, which saw $277 billion and $135 billion of net inflows, respectively. Digital assets ETPs generated $52 billion of net inflows and Active ETFs contributed $45 billion of net inflows.
•
Retail net inflows of $29 billion were led by net inflows into fixed income strategies, equity products, reflecting demand for Aperio, and systematic liquid alternatives funds.
•
Institutional active net inflows of $62 billion were led by multi-asset and private markets net inflows, partially offset by net outflows from equity and fixed income, including a single-client transfer to institutional index equity. Multi-asset net inflows included the impact of several large outsourcing mandates and continued growth of the Company's LifePath target-date strategies. Private markets net inflows were led by infrastructure and credit.
•
Institutional index net outflows of $79 billion were concentrated in low-fee index equity and fixed income offerings and included the impact of a single client's $52 billion partial redemption in the second quarter of 2025.

Cash management net inflows of $138 billion were primarily due to net inflows into US government, international and prime money market funds.

Net market appreciation of $1.1 trillion was primarily driven by US and global equity market appreciation.

AUM increased $34 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the euro, partially offset by the strengthening of the US dollar, primarily against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2025 and 2024 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Form 10-K").

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2025 and 2024 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenue
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$557	$553	$1,582	$1,608
ETFs	1,597	1,309	4,347	3,749
Equity subtotal	2,154	1,862	5,929	5,357
Fixed income:
Active	513	493	1,492	1,458
ETFs	393	354	1,111	1,007
Fixed income subtotal	906	847	2,603	2,465
Active multi-asset	344	318	969	929
Alternatives:
Private markets	653	235	1,687	716
Liquid alternatives	178	143	485	422
Alternatives subtotal	831	378	2,172	1,138
Non-ETF index	353	298	973	871
Digital assets, commodities and multi-asset ETFs(2)	140	63	340	167
Long-term	4,728	3,766	12,986	10,927
Cash management	318	264	915	756
Total investment advisory, administration fees and securities lending revenue(3)	5,046	4,030	13,901	11,683
Investment advisory performance fees:
Equity	14	13	36	49
Fixed income	—	3	14	12
Multi-asset	2	1	12	14
Alternatives:
Private markets	298	7	361	200
Liquid alternatives	202	364	247	481
Alternatives subtotal	500	371	608	681
Total investment advisory performance fees	516	388	670	756
Technology services and subscription revenue	515	403	1,450	1,175
Distribution fees	355	323	996	951
Advisory and other revenue:
Advisory	12	11	39	35
Other	65	42	152	130
Total advisory and other revenue	77	53	191	165
Total revenue	$6,509	$5,197	$17,208	$14,730

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
(3)
Amounts include securities lending revenue of $203 million and $149 million for the three months ended September 30, 2025 and 2024, respectively, and $531 million and $454 million for the nine months ended September 30, 2025 and 2024, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(2)		Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(3)
	2025	2024	2025	2024	2025	2024	2025	2024
Equity:
Active	10%	14%	4%	4%	11%	14%	4%	4%
ETFs	31%	32%	27%	27%	32%	32%	27%	26%
Equity subtotal	41%	46%	31%	31%	43%	46%	31%	30%
Fixed income:
Active	10%	12%	9%	10%	11%	12%	9%	11%
ETFs	8%	9%	9%	9%	8%	9%	9%	9%
Fixed income subtotal	18%	21%	18%	19%	19%	21%	18%	20%
Active multi-asset	7%	8%	9%	9%	7%	8%	9%	9%
Alternatives:
Private markets	13%	6%	2%	1%	12%	6%	2%	1%
Liquid alternatives	4%	3%	1%	1%	3%	4%	1%	1%
Alternatives subtotal	17%	9%	3%	2%	15%	10%	3%	2%
Non-ETF index	8%	7%	30%	31%	7%	7%	30%	31%
Digital assets, commodities and multi-asset ETFs(4)	3%	2%	1%	1%	2%	1%	1%	1%
Long-term	94%	93%	92%	93%	93%	93%	92%	93%
Cash management	6%	7%	8%	7%	7%	7%	8%	7%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

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

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Revenue increased $1.3 billion, or 25%, from the three months ended September 30, 2024, primarily driven by organic base fee growth, the impact of market beta on average AUM, fees related to the GIP and HPS Transactions, and higher technology services and subscription revenue, including the impact of the Preqin Transaction.

Investment advisory, administration fees (collectively "base fees") and securities lending revenue of $5.0 billion increased $1.0 billion from $4.0 billion for the three months ended September 30, 2024, primarily driven by organic base fee growth, the impact of market beta on average AUM, and approximately $215 million and $225 million of fees related to the GIP and HPS Transactions, respectively. Securities lending revenue of $203 million increased from $149 million for the three months ended September 30, 2024, primarily reflecting higher spreads and average balances of securities on loan.

Investment advisory performance fees of $516 million increased $128 million from $388 million for the three months ended September 30, 2024, primarily reflecting higher revenue from private markets, including the impact of the HPS Transaction, partially offset by lower revenue from liquid alternative products, largely related to the strong performance from a single hedge fund in the third quarter 2024 with an annual performance measurement period that ends in the third quarter.

Technology services and subscription revenue of $515 million increased $112 million from $403 million for the three months ended September 30, 2024, reflecting the sustained demand for Aladdin technology offerings and approximately $65 million of revenue related to the Preqin Transaction.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Revenue increased $2.5 billion, or 17%, from the nine months ended September 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM, fees related to the GIP and HPS Transactions and higher technology services and subscription revenue, including the impact of the Preqin Transaction, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $13.9 billion increased $2.2 billion from $11.7 billion for the nine months ended September 30, 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM and approximately $740 million and $225 million of fees related to the GIP and HPS Transactions, respectively. Securities lending revenue of $531 million increased from $454 million for the nine months ended September 30, 2024, primarily reflecting higher average balances of securities on loan.

Investment advisory performance fees of $670 million decreased $86 million from $756 million for the nine months ended September 30, 2024, primarily reflecting lower revenue from liquid alternative products, largely related to the strong performance from a single hedge fund in the third quarter 2024 with an annual performance measurement period that ends in the third quarter, partially offset by higher revenue from private markets, including the impact of the HPS Transaction.

Technology services and subscription revenue of $1.5 billion increased $275 million from $1.2 billion for the nine months ended September 30, 2024, reflecting the sustained demand for Aladdin technology offerings and approximately $145 million of revenue related to the Preqin Transaction.

Expense

The following table presents expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Expense
Employee compensation and benefits	$2,357	$1,578	$5,862	$4,661
Sales, asset and account expense:
Distribution and servicing costs	638	549	1,784	1,606
Direct fund expense	464	379	1,297	1,075
Sub-advisory and other	60	34	153	98
Total sales, asset and account expense	1,162	962	3,234	2,779
General and administration expense:
Marketing and promotional	82	64	272	222
Occupancy and office related	137	105	371	308
Portfolio services	69	65	195	194
Technology	213	175	600	492
Professional services	104	67	228	189
Communications	12	10	33	29
Foreign exchange remeasurement	(3)	3	(7)	7
Contingent consideration fair value adjustments	93	(2)	265	(8)
Other general and administration	75	75	225	192
Total general and administration expense	782	562	2,182	1,625
Restructuring charge	—	—	39	—
Amortization and impairment of intangible assets	253	89	507	166
Total expense	$4,554	$3,191	$11,824	$9,231

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Expense increased $1.4 billion, or 43%, from the three months ended September 30, 2024, reflecting higher employee compensation and benefits expense, general and administration expense, sales, asset and account expense and amortization of intangible assets. Expense for the three months ended September 30, 2025 was impacted by the previously described acquisition-related expenses incurred in connection with the GIP, HPS and Preqin Transactions(1). Expense for the three months ended September 30, 2024 also included the previously described noncash impairment charge of $50 million.

Employee compensation and benefits expense of $2.4 billion increased $779 million from $1.6 billion for the three months ended September 30, 2024, primarily reflecting the impact of the GIP and HPS Transactions, including nonrecurring retention-related deferred compensation expense(1) and the impact of higher performance fees.

Sales, asset and account expense of $1.2 billion increased $200 million from $962 million for the three months ended September 30, 2024, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $782 million increased $220 million from $562 million for the three months ended September 30, 2024, primarily associated with the impact of the GIP and HPS Transactions, including higher noncash contingent consideration fair value adjustments(1) and higher acquisition-related transaction costs(1) recorded in professional services, as well as higher technology expense, and occupancy and office related expense.

Amortization and impairment of intangible assets(1) of $253 million increased $164 million from $89 million for the three months ended September 30, 2024, primarily reflecting amortization of intangible assets acquired in the HPS, GIP and Preqin Transactions, partially offset by a $50 million previously described noncash impairment charge recorded for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Expense increased $2.6 billion, or 28%, from the nine months ended September 30, 2024, reflecting higher employee compensation and benefits expense, general and administration expense, sales, asset and account expense and amortization of intangible assets. Expense for the nine months ended September 30, 2025 was impacted by the previously described acquisition-related expenses incurred in connection with the GIP, Preqin and HPS Transactions(1) and a restructuring charge(1) of $39 million. Expense for the nine months ended September 30, 2024 also included the previously mentioned noncash impairment charge of $50 million.

Employee compensation and benefits expense of $5.9 billion increased $1.2 billion from $4.7 billion for the nine months ended September 30, 2024, primarily reflecting the impact of the GIP, HPS and Preqin Transactions, including nonrecurring retention-related deferred compensation expense(1), partially offset by the impact of lower performance fees.

Sales, asset and account expense of $3.2 billion increased $455 million from $2.8 billion for the nine months ended September 30, 2024, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $2.2 billion increased $557 million from $1.6 billion for the nine months ended September 30, 2024, primarily associated with the impact of the GIP, HPS and Preqin Transactions, including higher noncash contingent consideration fair value adjustments(1) and higher acquisition-related transaction costs(1) recorded in professional services, as well as higher technology expense, higher occupancy and office related expense and marketing and promotional expense, including the impact from higher travel and entertainment expense.

Amortization and impairment of intangible assets(1) of $507 million increased $341 million from $166 million for the nine months ended September 30, 2024, primarily reflecting amortization of intangible assets acquired in the GIP, HPS and Preqin Transactions, partially offset by a $50 million previously described noncash impairment charge recorded for the nine months ended September 30, 2024.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs and a restructuring charge, as applicable. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI - CIPs for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Nonoperating income (expense), GAAP basis	$42	$259	$628	$693
Less: Net income (loss) attributable to NCI - CIPs	134	60	211	152
Nonoperating income (expense), net of NCI - CIPs	(92)	199	417	541
Less: Hedge gain (loss) on deferred cash compensation plans(1)	14	9	44	47
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$(106)	$190	$373	$494

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net gain (loss) on investments, net of NCI - CIPs
Private equity	$(14)	$9	$59	$32
Real assets	3	13	2	19
Other alternatives(3)	8	9	20	33
Other investments(4)	26	20	27	85
Hedge gain (loss) on deferred cash compensation plans(1)	14	9	44	47
Subtotal	37	60	152	216
Other income/gain (expense/loss)(5)	(107)	57	309	142
Total net gain (loss) on investments, net of NCI - CIPs	(70)	117	461	358
Interest and dividend income	113	236	430	555
Interest expense	(135)	(154)	(474)	(372)
Net interest income (expense)	(22)	82	(44)	183
Nonoperating income (expense), net of NCI - CIPs	(92)	199	417	541
Less: Hedge gain (loss) on deferred cash compensation plans(1)	14	9	44	47
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$(106)	$190	$373	$494

(1)
Amount relates to the gain (loss) from economically hedging BlackRock's deferred cash compensation plans.
(2)
Management believes nonoperating income (expense), net of NCI - CIPs, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures.
(3)
Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)
Amounts primarily include net gains (losses) related to BlackRock's seed investment portfolio, net of impact of certain hedges.
(5)
Amounts for the three months ended September 30, 2025, include nonoperating noncash pre-tax loss in connection with the Company’s minority investment in Circle of approximately $115 million and nonoperating noncash pre-tax gain in connection with the Company’s minority investment in iCapital Network, Inc. (“iCapital”) of approximately $24 million. Amounts for the nine months ended September 30, 2025, include nonoperating noncash pre-tax gains in connection with the Company’s minority investments in Circle of approximately $215 million, iCapital of approximately $89 million and Scalable Capital Limited of approximately $32 million. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Operating income	$1,955	$2,006	$5,384	$5,499	$2,621	$2,128	$6,752	$5,784
Total nonoperating income (expense)(2)	$(92)	$199	$417	$541	$(106)	$190	$373	$494
Income before income taxes(2)	$1,863	$2,205	$5,801	$6,040	$2,515	$2,318	$7,125	$6,278
Income tax expense	$470	$574	$1,305	$1,341	$608	$603	$1,565	$1,540
Effective tax rate	25.2%	26.0%	22.5%	22.2%	24.2%	26.0%	22.0%	24.5%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI - CIPs.

2025. Income tax expense for the nine months ended September 30, 2025 includes a $149 million discrete tax benefit related to the realization of capital losses from changes in the Company's organizational structure and a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which includes permanently extending key tax provisions from the Tax Cuts and Jobs Act and modifications to the international tax framework. The Company is evaluating the impact of these provisions on the Company's condensed consolidated financial statements.

2024. Income tax expense for the nine months ended September 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the nine months ended September 30, 2024 income tax expense included $13 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in 2024.

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

The Company presents the as adjusted statement of financial condition as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or NCI - CIPs that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted statement of financial condition, which contains non-GAAP financial measures, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30, 2025
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$9,979	$—	$205	$9,774
Accounts receivable	4,796	—	—	4,796
Investments	13,669	—	3,204	10,465
Separate account assets and collateral held under securities lending agreements	59,808	59,808	—	—
Operating lease right-of-use assets	1,909	—	—	1,909
Other assets(3)	9,003	—	230	8,773
Subtotal	99,164	59,808	3,639	35,717
Goodwill and intangible assets, net	63,518	—	—	63,518
Total assets	$162,682	$59,808	$3,639	$99,235
Liabilities
Accrued compensation and benefits	$2,785	$—	$—	$2,785
Accounts payable and accrued liabilities	1,646	—	—	1,646
Borrowings	12,766	—	—	12,766
Separate account liabilities and collateral liabilities under securities lending agreements	59,808	59,808	—	—
Contingent consideration liabilities	7,978	—	—	7,978
Deferred income tax liabilities(4)	4,997	—	—	4,997
Operating lease liabilities	2,277	—	—	2,277
Other liabilities	8,570	—	308	8,262
Total liabilities	100,827	59,808	308	40,711
Equity
Total BlackRock, Inc. stockholders’ equity	55,519	—	—	55,519
Noncontrolling interests	6,336	—	3,331	3,005
Total equity	61,855	—	3,331	58,524
Total liabilities and equity	$162,682	$59,808	$3,639	$99,235

(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $6.0 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2025 and December 31, 2024 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2025 included $205 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2025). Accounts receivable at September 30, 2025 increased $492 million from December 31, 2024, primarily due to higher base fee and technology services receivables. Investments at September 30, 2025 increased $3.9 billion from December 31, 2024 (for more information see Investments herein). Goodwill and intangible assets at September 30, 2025 increased $16.8 billion from December 31, 2024, primarily due to the Preqin, HPS and ElmTree Transactions, partially offset by amortization of intangible assets. Operating lease right-of-use ("ROU") assets at September 30, 2025 increased $390 million from December 31, 2024 (substantially offset by an increase in operating lease liabilities), primarily related to the HPS Transaction. Other assets at September 30, 2025 increased $4.3 billion from December 31, 2024, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at September 30, 2025 decreased $179 million from December 31, 2024, primarily due to 2024 incentive compensation cash payments in the first quarter of 2025, partially offset by 2025 incentive compensation accruals. Contingent consideration liabilities at September 30, 2025 increased $3.7 billion from December 31, 2024, primarily due to the contingent consideration liabilities in connection with the HPS Transaction and a contingent consideration fair value adjustment in connection with the GIP Transaction, largely related to changes in discount rate and passage of time. Operating lease liabilities at September 30, 2025 increased $369 million from December 31, 2024 (substantially offset by an increase in ROU assets), primarily related to the HPS Transaction. Other liabilities at September 30, 2025 increased $4.5 billion from December 31, 2024, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and an increase in the deferred carried interest liability, including the deferred carried interest acquired in connection with the HPS Transaction. Net deferred income tax liabilities at September 30, 2025 increased $1.7 billion from December 31, 2024, primarily due to the effects of temporary differences associated with the Preqin, HPS, and ElmTree Transactions, partially offset by the stock-based compensation and realization of capital losses from changes in the Company's organizational structure.

Investments

The Company’s investments were $13.7 billion and $9.8 billion at September 30, 2025 and December 31, 2024, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI - CIPS portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2025	2024
Investments, GAAP	$13,669	$9,769
Investments held by CIPs	(9,283)	(5,752)
Net interest in CIPs(1)	6,079	3,877
Investments, as adjusted	10,465	7,894
Investments related to deferred cash compensation plans	(330)	(185)
Hedged exposures	(1,686)	(1,757)
Federal Reserve Bank stock	(94)	(93)
Carried interest	(3,490)	(1,983)
Total “economic” investment exposure(2)	$4,865	$3,876

(1)
Amounts include $3.4 billion and $1.9 billion of carried interest (VIEs) at September 30, 2025 and December 31, 2024, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in millions)	2025	2024
Equity/Fixed income/Multi-asset(1)	$3,859	$3,025
Alternatives:
Private equity	1,031	1,199
Real assets	686	629
Other alternatives(2)	975	780
Alternatives subtotal	2,692	2,608
Hedged exposures	(1,686)	(1,757)
Total “economic” investment exposure	$4,865	$3,876

(1)
Amounts include seed investments in equity, fixed income, and multi-asset ETFs/mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2025 was as follows:

(in millions)	Nine Months Ended September 30,
Investments, as adjusted, beginning balance	$7,894
Acquisition(1)	1,972
Purchases/capital contributions	1,649
Sales/maturities	(1,082)
Distributions(2)	(485)
Market appreciation(depreciation)/earnings from equity method investments	302
Carried interest capital allocations/(distributions)	66
Other(3)	149
Investments, as adjusted, ending balance	$10,465

(1)
Amount represents investments acquired in connection with the HPS Transaction. See Note 3, Acquisitions, for further information.
(2)
Amount includes distributions representing return of capital and return on investments.
(3)
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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2024	$12,779	$169	$12,610
Net cash provided by/(used in) operating activities	1,650	(3,037)	4,687
Net cash provided by/(used in) investing activities	(4,206)	117	(4,323)
Net cash provided by/(used in) financing activities	(539)	2,956	(3,495)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	317	—	317
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,778)	36	(2,814)
Cash, cash equivalents and restricted cash, September 30, 2025	$10,001	$205	$9,796

Sources of BlackRock’s operating cash primarily include base fees and securities lending revenue, performance fees, technology services and subscription revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends/Subco distributions and repurchases of shares and share equivalents, acquisitions, capital expenditures and purchases of co-investments and seed investments.

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

Cash flows used in investing activities, excluding the impact of CIPs, for the nine months ended September 30, 2025 were $4.3 billion, primarily reflecting $3.1 billion related to the Preqin Transaction, $369 million related to the HPS Transaction, $879 million of net purchases of investments and $245 million of purchases of property and equipment, partially offset by $297 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2025 were $3.5 billion, primarily resulting from $2.5 billion of dividends/Subco distributions, $1.4 billion worth of share and share equivalents repurchases, including $312 million of employee tax withholdings related to employee stock transactions, and repayment of $796 million of long-term borrowings, partially offset by $1.1 billion of proceeds from long-term borrowings and $153 million from stock options exercised.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents(1)	$9,979	$12,762
Cash and cash equivalents held by CIPs(2)	(205)	(169)
Subtotal(3)	9,774	12,593
Credit facility – undrawn	5,900	5,400
Total liquidity resources	$15,674	$17,993

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 65% at September 30, 2025 and December 31, 2024, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $2.3 billion during the nine months ended September 30, 2025, primarily reflecting $3.1 billion related to the Preqin Transaction, dividends/distributions of $2.5 billion, share and share equivalent repurchases of $1.4 billion, $879 million of net purchases of investments, and $369 million related to the HPS Transaction, partially offset by a $500 million increase in the aggregate commitment amount under the credit facility, approximately $285 million of net proceeds from long-term borrowings, and cash flows from operating activities.

A significant portion of the Company’s $10.5 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the nine months ended September 30, 2025, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.1 million shares and share equivalents for approximately $1.1 billion. At September 30, 2025, there were approximately 2.7 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At September 30, 2025 and December 31, 2024, the Company was required to maintain approximately $2.2 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2025. At September 30, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At September 30, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at September 30, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2025, there was no amount outstanding.

Long-Term Borrowings

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at September 30, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the €700 million (or approximately $823 million based on the EUR/USD foreign exchange rate at September 30, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at September 30, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes.

At September 30, 2025, the principal amount of long-term notes outstanding was $12.9 billion. See Note 15, Borrowings, in the 2024 Form 10-K for more information on overall borrowings outstanding as of December 31, 2024.

During the nine months ended September 30, 2025, the Company paid approximately $421 million of interest on long-term notes. Future principal repayments and interest requirements at September 30, 2025 were as follows:

(in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2025	$—	$58	$58
2026	—	505	505
2027	1,500	494	1,994
2028	—	446	446
2029	1,500	418	1,918
2030	1,000	378	1,378
Thereafter(1)	8,875	4,122	12,997
Total	$12,875	$6,421	$19,296

(1)
The amounts related to the 2035 Notes are calculated using the EUR/USD foreign exchange rate as of September 30, 2025.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	September 30,	December 31,
(in millions)	2025	2024
Assets
Receivables from non-guarantor subsidiaries	$3,195	$7,681
Goodwill and intangible assets	27,349	27,273
Other assets	428	362
Total assets	$30,972	$35,316
Liabilities
Borrowings	$12,766	$12,314
Payable to non-guarantor subsidiaries	4,797	10,206
Other liabilities	3,090	3,278
Total liabilities	$20,653	$25,798

Summarized Income Statement (unaudited)

For the three months ended September 30, 2025, net loss of the Obligor Group was $272 million, primarily comprised of $72 million amortization expense, a loss of $52 million primarily related to a contingent consideration fair value adjustment, and $131 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

For the nine months ended September 30, 2025, net loss of the Obligor Group was $738 million, primarily comprised of $213 million amortization expense, a loss of $219 million primarily related to a contingent consideration fair value adjustment, and $383 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2025 totaled $8.0 billion, including $4.4 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. See Note 3, Acquisitions, in the notes to the condensed consolidated financial statements for more information.

Investment Commitments. At September 30, 2025, the Company had $1.2 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of September 30, 2025, the Company was deemed to be the PB of approximately 120 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

Goodwill and Intangible Assets. The Company accounts for business combinations using the acquisition method of accounting, where the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the transaction. Any excess purchase consideration over the fair value of net assets acquired is recorded as goodwill.

The Company determines fair value of identifiable intangible assets acquired using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, or external sources. Unanticipated events may affect these assumptions. During the nine months ended September 30, 2025, BlackRock recorded approximately $3.0 billion of indefinite-lived management contracts, $2.7 billion of finite-lived management contracts and $965 million of finite-lived investor relationships in connection with the HPS Transaction and $1.1 billion of finite-lived customer relationships and $125 million of finite-lived technology-related intangible assets in connection with the Preqin Transaction.

The acquisition date fair value of the indefinite and finite-lived management contracts as well as finite-lived investor relationships recorded in connection with the HPS Transaction were determined using an income approach. The assumptions used in the income approach primarily included discount rates ranging from 8.0%-12.0%, as well as estimated revenue projections, synergies, investor attrition, operating profits and tax rates.

The acquisition date fair value of customer relationships and technology-related intangible assets recorded in connection with the Preqin Transaction were determined using an income approach and a replacement cost approach, respectively. The assumptions used in the income approach primarily included discount rates ranging from 11.0%-11.5%, as well as estimated revenue projections, operating profits and tax rates. The assumptions used in the replacement cost approach primarily included a discount rate of 10.5% as well as estimated reproduction costs and third-party developer's profit and opportunity cost of capital invested.

Both the income and the replacement cost approaches include certain significant assumptions, which are inherently uncertain and unpredictable. While the Company believes these assumptions to be reasonable and appropriate, changes in these estimates could produce different fair value amounts.

During the nine months ended September 30, 2025 and 2024, the Company assessed its intangible assets for impairment as of July 31, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. During the nine months ended September 30, 2024, the Company determined that the indefinite-lived intangible assets related to certain acquired open-end management contracts were impaired, and as a result, recorded a noncash impairment charge of $50 million, included within amortization and impairment of intangible assets expense on the condensed consolidated statements of income. The impairment was primarily the result of a decrease in certain quantitative factors, including reduced growth expectation, lower revenue basis points and net client outflows, which caused the fair value to decline below its carrying value. While the Company believes all assumptions utilized in the analysis are reasonable and appropriate, changes in these estimates could produce different fair value amounts, which could drive additional impairment in future periods. In addition, the Company determined, that no impairment charges were required for any other intangible assets, and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2025 totaled $8.0 billion, including $4.4 billion and $3.4 billion related to the GIP and HPS Transactions, respectively.

The contingent payments related to the GIP Transaction, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.6% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs).

The payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. The fair value of the HPS Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.7%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs).

Subsequent changes of estimated fair value of contingent consideration are recorded within general and administration expense of the condensed consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2025 and December 31, 2024, the Company had $3.4 billion and $1.9 billion, respectfully, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2025, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.7 billion and $1.8 billion at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, approximately $9.3 billion of investments relate to consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.9 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At September 30, 2025, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.4 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $136 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2025, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $3.5 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $83 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.6 billion at September 30, 2025. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $160 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2025, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.7 billion, with expiration dates primarily during the fourth quarter of 2025. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At September 30, 2025, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $237 million, with expiration dates during the fourth quarter of 2025.

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

Internal Control over Financial Reporting. We review our internal controls over financial reporting on an ongoing basis and make changes intended to ensure the quality of our financial reporting. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the HPS acquisition is ongoing. Otherwise, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act, and Class B-2 Common Units ("Subco Units") of a consolidated subsidiary, BlackRock Saturn Subco, LLC.

	Total Number of Shares Purchased(1)	Total Number of Subco Units Purchased(1)(2)	Average Price Paid per Share and Subco Unit	Total Number of Shares and Subco Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Subco Units that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 through July 31, 2025	4,745	115,949	$1,106.42	115,949	2,929,526
August 1, 2025 through August 31, 2025	2,844	199,203	$1,129.23	199,203	2,730,323
September 1, 2025 through September 30, 2025	1,750	19,408	$1,105.98	19,408	2,710,915
Total	9,339	334,560	$1,119.79	334,560

(1)
Consists of purchases of common stock made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock unit awards and purchases of common stock and/or Subco Units made by the Company pursuant to the share repurchase plan. The Company announced its share repurchase plan in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 7.9 million shares of BlackRock common stock.
(2)
The Subco Units repurchased by the Company during the three months ended September 30, 2025 were exchangeable into an equal number of shares of the Company’s common stock.

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: November 5, 2025		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)