Form 10-K
period 2025-12-31
BlackRock, Inc.
filed 2026-02-25
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(212) 810-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value 3.750% Notes due 2035	BLK BLK 35	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2025 was approximately $159 billion.

As of January 31, 2026, there were 155,541,536 shares of the registrant’s common stock outstanding (163,156,051 on a fully diluted basis, including 7,614,515 Class B-2 common units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2026 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $14.0 trillion of assets under management (“AUM”) at December 31, 2025. With approximately 24,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology and subscription services to institutional and retail clients worldwide. On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS Investment Partners (the "HPS Transaction" or "HPS"), a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of BlackRock Saturn Subco, LLC ("Subco"), a consolidated subsidiary of the Company. Concurrent with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. For additional information on the HPS Transaction see Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 for additional information.

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives, digital assets, currencies and commodities, and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology and subscription services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, Preqin, and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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
•
the Company’s global reach and commitment to best practices around the world, with approximately 60% of employees outside the United States (“US”) serving clients locally and supporting local investment capabilities. Approximately 35% of total AUM is managed for clients domiciled outside the US;
•
the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and industry trends including the secular shift to ETFs; growing allocations to private markets, such as infrastructure and private credit; increasing demand for outsourcing and whole portfolio solutions using index, active and private markets products; anticipated reallocations to fixed income; demand for high-performing active strategies; interest in sustainable investment strategies; and a continued focus on income and retirement; and
•
the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, Preqin, and Cachematrix. This commitment is further extended by minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Viridium, Generation Life, Securitize, Upvest, Avaloq, Human Interest, Circle, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital.

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

Financial Highlights

(in millions, except per share data)
GAAP:	2025	2024	2023	2022	2021
Total revenue	$24,216	$20,407	$17,859	$17,873	$19,374
Operating income	$7,045	$7,574	$6,275	$6,385	$7,450
Operating margin	29.1%	37.1%	35.1%	35.7%	38.5%
Nonoperating income (expense)(1)	$312	$578	$706	$89	$419
Net income attributable to BlackRock, Inc.	$5,553	$6,369	$5,502	$5,178	$5,901
Diluted earnings per common share	$35.31	$42.01	$36.51	$33.97	$38.22

(in millions, except per share data)
As adjusted(2):	2025	2024	2023	2022	2021
Operating income	$9,600	$8,110	$6,593	$6,711	$7,747
Operating margin	44.1%	44.5%	41.7%	42.8%	46.8%
Nonoperating income (expense)(1)	$251	$533	$648	$89	$419
Net income attributable to BlackRock, Inc.	$7,736	$6,612	$5,692	$5,391	$6,254
Diluted earnings per common share	$48.09	$43.61	$37.77	$35.36	$40.51
(1)
Net of net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs") (redeemable and nonredeemable).
(2)
BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

Beginning in the third quarter of 2025, net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, assume all Subco units have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock. Accordingly, the noncontrolling interest allocated to these Subco Units has been included as part of net income attributable to BlackRock Inc., as adjusted. Beginning in the first quarter of 2023, BlackRock updated the definitions of its non-GAAP financial measures to exclude the impact of market valuation changes on certain deferred cash compensation plans which the Company began economically hedging in 2023. For further information on non-GAAP financial measures and for as adjusted items for 2025 and 2024, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures. For further information on non-GAAP financial measures and for as adjusted items for 2023, 2022 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and December 31, 2022.

Assets Under Management

The Company’s AUM by product type for the years 2021 through 2025 is presented below(1).

	December 31,
(in millions)	2025	2024	2023	2022	2021	5-Year CAGR(2)
Equity	$7,793,875	$6,310,191	$5,293,344	$4,435,354	$5,342,360	12%
Fixed income	3,272,021	2,905,669	2,804,026	2,536,823	2,822,041	4%
Multi-asset	1,223,625	992,921	870,804	684,904	816,494	13%
Alternatives	423,614	288,364	211,142	198,405	189,927	22%
Digital assets	78,435	55,306	—	—	—	—
Currency and commodities(3)	169,216	78,137	64,842	67,805	74,954	17%
Long-term	12,960,786	10,630,588	9,244,158	7,923,291	9,245,776	10%
Cash management	1,080,732	920,663	764,837	671,194	755,057	10%
Advisory	—	—	—	—	9,310	—
Total	$14,041,518	$11,551,251	$10,008,995	$8,594,485	$10,010,143	10%
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for prior periods to conform to this new presentation.
(2)
Percentage represents compound annual growth rate (“CAGR”) over a five-year period (December 31, 2020 – December 31, 2025).
(3)
Amounts include commodity ETFs and exchange-traded products ("ETPs").

Component changes in AUM by product type for the five years ended December 31, 2025 are presented below(1).

(in millions)	December 31, 2020	Net inflows (outflows)(2)	Realizations(2)	Acquisitions(3)	Market change	FX impact(4)	December 31, 2025
Equity	$4,419,806	$640,988	$—	$45,399	$2,790,286	$(102,604)	$7,793,875
Fixed income	2,674,488	951,273	(2,752)	13,567	(253,548)	(111,007)	3,272,021
Multi-asset	658,733	335,785	—	—	247,409	(18,302)	1,223,625
Alternatives	158,988	101,929	(30,372)	179,445	13,624	—	423,614
Digital assets	—	75,578	—	—	2,851	6	78,435
Currency and commodities(5)	76,054	12,121	—	—	82,098	(1,057)	169,216
Long-term	7,988,069	2,117,674	(33,124)	238,411	2,882,720	(232,964)	12,960,786
Cash management	666,252	379,421	—	—	29,321	5,738	1,080,732
Advisory	22,359	(22,564)	—	—	191	14	—
Total	$8,676,680	$2,474,531	$(33,124)	$238,411	$2,912,232	$(227,212)	$14,041,518
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for prior periods to conform to this new presentation.
(2)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations in prior periods have not been recast.
(3)
Amounts include the following: (a) net AUM from the acquisition of Aperio Group, LLC (“Aperio Transaction”) in February 2021, (b) net AUM from the acquisition of Kreos Capital (the “Kreos Transaction”) in August 2023, (c) net AUM from the acquisition of SpiderRock Advisors (the "SpiderRock Transaction") in May 2024, (d) net AUM from the acquisition of GIP (the "GIP Transaction") in October 2024, (e) net AUM from the HPS Transaction in July 2025 and (f) net AUM from the acquisition of ElmTree Funds (the "ElmTree Transaction") in September 2025.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Amounts include commodity ETFs and ETPs.

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

Investment management fees are typically earned as a percentage of AUM. BlackRock also earns performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, the Company also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and other technology and subscription services to institutional investors and wealth management intermediaries. Revenue for these services may be based on several criteria including value of positions, number of subscriptions, implementation go-lives and software solution delivery and support.

At December 31, 2025, total AUM was $14.0 trillion, representing a CAGR of 10% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows, realizations and acquisitions, including the AUM impact from the Aperio Transaction, which added $41 billion of AUM in February 2021, the Kreos Transaction, which added $2 billion of AUM in August 2023, the SpiderRock Transaction, which added $4 billion of AUM in May 2024, the GIP Transaction, which added $70 billion of AUM in October 2024, the HPS Transaction, which added $118 billion of AUM in July 2025, and the ElmTree Transaction, which added $3 billion of AUM in September 2025. BlackRock's AUM mix encompasses a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style, and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Investment Style	Client Region
• Retail	• Equity	• Active	• Americas
• ETFs	• Fixed Income	• Index and ETFs	• Europe, the Middle East and Africa (“EMEA”)
• Institutional	• Multi-asset	• Cash Management	• Asia-Pacific
• Alternatives
• Digital Assets
• Currency and Commodities
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

AUM by investment style and client type at December 31, 2025 is presented below.

(in millions)	Retail	ETFs	Institutional	Total
Active	$914,573	$—	$2,518,170	$3,432,743
Non-ETF index	364,159	—	3,696,174	4,060,333
ETFs	—	5,467,710	—	5,467,710
Long-term	1,278,732	5,467,710	6,214,344	12,960,786
Cash management	21,104	1,473	1,058,155	1,080,732
Total	$1,299,836	$5,469,183	$7,272,499	$14,041,518

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

Retail represented 10% of long-term AUM at December 31, 2025 and 25% of long-term investment advisory and administration fees (collectively “base fees”) and securities lending revenue for 2025.

ETFs have a significant retail component but are shown separately below. With the exclusion of ETFs, the majority of retail AUM is comprised of active mutual funds. In the aggregate, active and index mutual funds totaled $860 billion, or approximately 70%, of retail long-term AUM at year-end, with the remainder invested in separately managed accounts ("SMA") and private investment funds. Approximately 70% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2025 are presented below(1).

(in millions)	December 31, 2024	Net inflows (outflows)	Realizations(2)	Acquisitions(3)	Market change	FX impact(4)	December 31, 2025
Equity	$505,118	$25,465	$—	$—	$86,921	$11,577	$629,081
Fixed income	318,641	44,523	—	—	12,623	9,100	384,887
Multi-asset	150,978	24,657	—	—	22,817	1,203	199,655
Private markets	15,749	3,905	(1,389)	11,674	182	560	30,681
Liquid alternatives	24,735	8,007	(32)	—	1,482	236	34,428
Total	$1,015,221	$106,557	$(1,421)	$11,674	$124,025	$22,676	$1,278,732
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Amounts include AUM attributable to the HPS Transaction.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

The retail client base is diversified geographically, with 67% of long-term AUM managed for investors based in the Americas, 28% in EMEA and 5% in Asia-Pacific at year-end 2025.

•
US retail long-term net inflows of $62 billion were driven by fixed income and equity net inflows of $25 billion and $16 billion, respectively, driven by a significant SMA outsourcing mandate. Fixed income also included net inflows into active mutual funds, while equity net inflows also reflected demand for Aperio, BlackRock’s customized index SMA equity solution. Multi-asset, liquid alternatives, and private markets added $11 billion, $7 billion, and $3 billion, respectively.
•
International retail long-term net inflows of $45 billion reflected fixed income and multi-asset net inflows of $20 billion and $14 billion, respectively, driven by wealth outsourcing solutions. Equity net inflows were $10 billion, while liquid alternatives and private markets each added $1 billion.

ETFs

BlackRock is the leading ETF provider in the world with $5.5 trillion of iShares ETF AUM as of December 31, 2025. BlackRock generated ETF net inflows of $527 billion in 2025. The Company offers both index-tracking ETFs, which seek to replicate the performance of a specific index, and active ETFs. Active ETFs are managed by professional portfolio managers who actively select and adjust the fund’s holdings in an effort to outperform the market, deliver a specific outcome or gain exposure to hard-to-index markets.

Equity ETF net inflows of $289 billion were driven by flows into core and active ETFs, as well as continued client use of BlackRock’s broad-based precision exposure ETFs to express risk preferences and make tactical allocation changes. Fixed income ETF net inflows of $175 billion were diversified across exposures, led by flows into treasury, core and corporate credit ETFs. Digital assets ETPs had net inflows of $35 billion, driven by cryptocurrency exposures. Commodities net inflows of $25 billion were led by demand for gold exposures.

ETFs represented 42% of long-term AUM at December 31, 2025 and 45% of long-term base fees and securities lending revenue for 2025.

Component changes in ETFs AUM for 2025 are presented below(1).

(in millions)	December 31, 2024	Net inflows (outflows)	Market change	FX impact(2)	December 31, 2025
Equity	$3,106,398	$289,263	$580,684	$29,669	$4,006,014
Fixed income	985,652	175,328	29,682	15,291	1,205,953
Multi-asset	10,734	1,978	1,477	213	14,402
Digital assets	55,306	34,763	(11,640)	6	78,435
Commodities	72,285	25,379	64,992	250	162,906
Total	$4,230,375	$526,711	$665,195	$45,429	$5,467,710
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

•
US ETF* AUM ended 2025 at $3.9 trillion with $367 billion of net inflows, diversified across product categories, and led by net inflows into core equity, fixed income, active, digital assets and precision exposure ETFs.
•
International ETF* AUM ended 2025 at $1.6 trillion with $160 billion of net inflows, led by net inflows into core equity, fixed income and precision exposure ETFs.

* Regional ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2025 are presented below(1).

(in millions)	December 31, 2024	Net inflows (outflows)	Realizations(2)	Acquisitions(3)	Market change	FX impact(4)	December 31, 2025
Active:
Equity	$218,848	$(20,573)	$—	$—	$43,419	$6,299	$247,993
Fixed income	840,328	(10,637)	(2,752)	13,567	50,878	14,182	905,566
Multi-asset	828,039	45,636	—	—	108,194	24,237	1,006,106
Private markets	196,225	35,929	(28,789)	89,343	(5,343)	4,578	291,943
Liquid alternatives	51,655	3,136	(163)	6,377	4,910	647	66,562
Active subtotal	2,135,095	53,491	(31,704)	109,287	202,058	49,943	2,518,170
Index	3,249,897	(119,272)	—	—	482,297	83,252	3,696,174
Total	$5,384,992	$(65,781)	$(31,704)	$109,287	$684,355	$133,195	$6,214,344
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

Institutional active AUM ended 2025 at $2.5 trillion, reflecting $53 billion of net inflows, driven by the funding of several significant outsourcing mandates and continued growth in BlackRock's LifePath® target-date and private markets platforms.

Multi-asset net inflows of $46 billion reflected continued growth from significant outsourcing mandates and LifePath target-date offerings. Fixed income net outflows of $11 billion were impacted by client specific partial redemptions from insurance clients. Equity net outflows of $21 billion primarily reflected a single-client transfer from a quantitative equity to index equity strategy.

Private markets net inflows of $36 billion were led by private credit and infrastructure. Private markets realizations of $29 billion were primarily from infrastructure, private credit and private equity. At year-end, BlackRock had approximately $91 billion of non-fee paying, unfunded, uninvested commitments to deploy, primarily for institutional clients, which is not included in AUM. Liquid alternatives net inflows of $3 billion were across direct hedge funds and hedge fund solutions.

Institutional active represented 19% of long-term AUM and 24% of long-term base fees and securities lending revenue for 2025.

Institutional index AUM totaled $3.7 trillion at December 31, 2025, reflecting $119 billion of net outflows, driven by equity and fixed income. Net outflows were primarily driven by a single client's partial redemptions.

Institutional index represented 29% of long-term AUM and 6% of long-term base fees and securities lending revenue for 2025.

The Company’s institutional clients consist of the following:

•
Pensions, Foundations and Endowments BlackRock is among the world’s largest managers of pension plan assets with $3.9 trillion, or 62%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2025. The market landscape continues to shift from defined benefit to defined contribution, and BlackRock's defined contribution channel represented $2.1 trillion of total pension AUM. BlackRock remains well positioned for the ongoing evolution of the defined contribution market and demand for outcome-oriented solutions. An additional $104 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.
•
Financial and Other Institutions BlackRock is a top independent manager of assets for insurance companies, which accounted for $720 billion, or 12%, of long-term institutional AUM at year-end 2025. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $1.2 trillion, or 19%, of long-term institutional AUM at year-end.
•
Official Institutions BlackRock managed $348 billion, or 5%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2025.

Client Type and Product Type

Component changes in AUM by client type and product type for 2025 are presented below(1).

(in millions)	December 31, 2024	Net inflows (outflows)	Realizations(2)	Acquisitions(3)	Market change	FX impact(4)	December 31, 2025
Retail:
Equity	$505,118	$25,465	$—	$—	$86,921	$11,577	$629,081
Fixed income	318,641	44,523	—	—	12,623	9,100	384,887
Multi-asset	150,978	24,657	—	—	22,817	1,203	199,655
Private markets	15,749	3,905	(1,389)	11,674	182	560	30,681
Liquid alternatives	24,735	8,007	(32)	—	1,482	236	34,428
Retail subtotal	1,015,221	106,557	(1,421)	11,674	124,025	22,676	1,278,732
ETFs:
Equity	3,106,398	289,263	—	—	580,684	29,669	4,006,014
Fixed income	985,652	175,328	—	—	29,682	15,291	1,205,953
Multi-asset	10,734	1,978	—	—	1,477	213	14,402
Digital assets	55,306	34,763	—	—	(11,640)	6	78,435
Commodities	72,285	25,379	—	—	64,992	250	162,906
ETFs subtotal	4,230,375	526,711	—	—	665,195	45,429	5,467,710
Institutional:
Active:
Equity	218,848	(20,573)	—	—	43,419	6,299	247,993
Fixed income	840,328	(10,637)	(2,752)	13,567	50,878	14,182	905,566
Multi-asset	828,039	45,636	—	—	108,194	24,237	1,006,106
Private markets	196,225	35,929	(28,789)	89,343	(5,343)	4,578	291,943
Liquid alternatives	51,655	3,136	(163)	6,377	4,910	647	66,562
Active subtotal	2,135,095	53,491	(31,704)	109,287	202,058	49,943	2,518,170
Index	3,249,897	(119,272)	—	—	482,297	83,252	3,696,174
Institutional subtotal	5,384,992	(65,781)	(31,704)	109,287	684,355	133,195	6,214,344
Long-term	10,630,588	567,487	(33,125)	120,961	1,473,575	201,300	12,960,786
Cash management	920,663	130,774	—	—	10,054	19,241	1,080,732
Total	$11,551,251	$698,261	$(33,125)	$120,961	$1,483,629	$220,541	$14,041,518
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

Equity

Year-end 2025 equity AUM totaled $7.8 trillion, reflecting net inflows of $220 billion. Net inflows included ETF net inflows of $289 billion, partially offset by net outflows of $55 billion and $14 billion from non-ETF index and active, respectively.

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

Equity represented 61% of long-term AUM and 50% of long-term base fees and securities lending revenue for 2025.

Fixed Income

Fixed income AUM ended 2025 at $3.3 trillion, reflecting net inflows of $164 billion. Net inflows included $175 billion and $29 billion into ETFs and active, respectively, partially offset by net outflows of $40 billion from non-ETF index. Fixed income ETF net inflows were diversified across BlackRock's product offerings and included strong flows into US treasury, core and corporate credit ETFs.

Fixed income represented 25% of long-term AUM and 22% of long-term base fees and securities lending revenue for 2025.

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

Multi-asset represented 9% of long-term AUM and 8% of long-term base fees and securities lending revenue for 2025.

Component changes in multi-asset AUM for 2025 are presented below.

(in millions)	December 31, 2024	Net inflows (outflows)	Market change	FX impact	December 31, 2025
Target date/risk	$581,542	$18,875	$98,106	$5,486	$704,009
Asset allocation and balanced	277,129	18,492	34,452	6,478	336,551
Fiduciary	134,250	34,902	204	13,709	183,065
Total	$992,921	$72,269	$132,762	$25,673	$1,223,625

Multi-asset net inflows reflected ongoing institutional demand for BlackRock's solutions-based advice with $46 billion of net inflows coming from institutional clients, including the funding of several significant outsourcing mandates. Defined contribution plans remained a significant driver of flows and contributed $17 billion to institutional multi-asset net inflows in 2025, primarily into target date and target risk product offerings. Retail net inflows of $25 billion in 2025 were driven by the onboarding of a significant wealth SMA mandate in the fourth quarter.

The Company’s multi-asset strategies include the following:

•
Target date and target risk strategies generated net inflows of $19 billion. Institutional investors represented 91% of target date and target risk AUM, with defined contribution plans representing 81% of AUM. Flows were driven by defined contribution investments across BlackRock's LifePath franchise, including BlackRock's LifePath Paycheck offering. LifePath products utilize a proprietary active asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.
•
Asset allocation and balanced strategies generated $18 billion of net inflows. These strategies combine equity, fixed income and private markets components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flows in this category included a significant SMA wealth outsourcing mandate that funded in the fourth quarter. Flagship products also include BlackRock's Global Allocation and Multi-Asset Income fund families.
•
Fiduciary management services generated net inflows of $35 billion. These are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. The Company's alternatives products fall into two main categories — (1) private markets, and (2) liquid alternatives. Private markets include offerings in infrastructure, private credit, private equity, real estate and multi-alternative solutions. Liquid alternatives include offerings in direct hedge funds and hedge fund solutions (funds of funds).

In 2025, private markets generated $40 billion of net inflows and saw realizations of $30 billion. Net inflows were driven by private credit, infrastructure and private equity. The largest contributors to realizations were infrastructure, private equity and private credit. At year-end, BlackRock had approximately $91 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Liquid alternatives saw net inflows of $11 billion, driven by direct hedge funds.

Private markets continue to see increasing allocations from institutional and wealth investors, and BlackRock’s highly diversified franchise is well positioned to continue to meet growing demand. The closing of the HPS Transaction added $165 billion of client AUM and $118 billion of fee-paying AUM in July. The completed acquisitions of HPS, GIP and Preqin position the Company's platform ahead of evolving client needs and structural industry trends. The private markets capabilities the Company has added through these transactions will allow it to serve clients even more comprehensively and position the Company to raise significant private capital.

Alternatives represented 3% of long-term AUM and 17% of long-term base fees and securities lending revenue for 2025.

Component changes in alternatives AUM for 2025 are presented in the table below(1).

(in millions)	December 31, 2024	Net inflows (outflows)	Realizations(2)	Acquisitions(3)	Market change	FX impact(4)	December 31, 2025	Memo: committed capital(5)
Private markets:
Infrastructure	$109,606	$15,757	$(11,975)	$—	$(3,150)	$1,878	$112,116	$36,257
Private equity	36,327	2,975	(8,747)	—	(256)	324	30,623	5,859
Private credit	32,425	18,703	(7,717)	101,017	(726)	1,683	145,385	45,558
Real estate	26,147	123	(1,181)	—	(1,111)	1,084	25,062	499
Multi-alternatives	7,469	2,276	(558)	—	82	169	9,438	2,860
Total private markets	211,974	39,834	(30,178)	101,017	(5,161)	5,138	322,624	91,033
Liquid alternatives:
Direct hedge fund strategies	48,774	9,809	—	6,377	3,915	517	69,392	—
Hedge fund solutions	27,616	1,334	(195)	—	2,477	366	31,598	—
Total liquid alternatives	76,390	11,143	(195)	6,377	6,392	883	100,990	—
Total	$288,364	$50,977	$(30,373)	$107,394	$1,231	$6,021	$423,614	$91,033
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

Private Markets

The Company’s private markets strategies include the following:

•
Infrastructure includes offerings across equity, debt and solutions, which totaled $112 billion in AUM. Net inflows were $16 billion and realizations were $12 billion.
•
Private Equity AUM of $31 billion included AUM of $29 billion in private equity solutions. Private equity net inflows were $3 billion and realizations were $9 billion, primarily from a direct private equity strategy.
•
Private Credit primarily represents direct lending, junior and opportunistic capital, and venture debt strategies, with AUM of $145 billion at December 31, 2025. Private credit does not include private credit assets included in infrastructure and real estate debt, as well as assets in private placements and multi-strategy credit funds, which are reported within fixed income and multi-asset. In 2025, the HPS and ElmTree transactions added $118 billion and $3 billion to AUM, respectively. Net inflows were $19 billion and realizations were $8 billion.
•
Real Estate had $25 billion in AUM at December 31, 2025.
•
Multi-Alternatives represents highly customized portfolios of alternative investments, with $9 billion in AUM at December 31, 2025.

Liquid Alternatives

Liquid alternatives had $101 billion in AUM at December 31, 2025. Net inflows of $11 billion reflected client demand across direct hedge funds and hedge fund solutions. Direct hedge fund strategies include a variety of single- and multi-strategy offerings.

In addition, the Company manages $105 billion in liquid credit strategies which is included in active fixed income.

Digital Assets

Digital assets AUM totaled $78 billion at December 31, 2025, which included $35 billion of net inflows. The Company's digital assets products consist of Bitcoin ETPs listed in the US, Canada, Europe, the United Kingdom ("UK"), and Australia, and an Ethereum ETP listed in the US.

Currency and Commodities

Currency and commodities AUM totaled $169 billion at December 31, 2025, which included $25 billion of net inflows. Net inflows were led by commodities ETPs, which represented $163 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $1.1 trillion at December 31, 2025, reflecting $131 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short-term investment funds, tokenized liquidity offerings, and customized separate accounts. Portfolios are denominated in US dollars, euros, British pounds, Swiss francs, Canadian dollars, New Zealand dollars or Australian dollars.

Client Region

BlackRock's footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver the Company's global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2025 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$5,352,026	$1,940,043	$501,806	$7,793,875
Fixed income	2,066,131	906,063	299,827	3,272,021
Multi-asset	866,443	281,272	75,910	1,223,625
Alternatives	282,320	103,405	37,889	423,614
Digital assets	77,681	749	5	78,435
Currency and commodities	120,020	46,571	2,625	169,216
Long-term	8,764,621	3,278,103	918,062	12,960,786
Cash management	756,022	304,511	20,199	1,080,732
Total	$9,520,643	$3,582,614	$938,261	$14,041,518

Component changes in AUM by client region for 2025 are presented below.

(in millions)	December 31, 2024	Net inflows (outflows)	Realizations(1)	Acquisitions(2)	Market change	FX impact(3)	December 31, 2025
Americas	$7,861,846	$524,001	$(23,041)	$98,982	$1,037,112	$21,743	$9,520,643
EMEA	2,819,058	236,157	(8,762)	21,922	332,585	181,654	3,582,614
Asia-Pacific	870,347	(61,897)	(1,322)	57	113,932	17,144	938,261
Total	$11,551,251	$698,261	$(33,125)	$120,961	$1,483,629	$220,541	$14,041,518
(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS Transaction and the ElmTree Transaction.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

Americas

Americas net inflows of $524 billion were driven by equity, fixed income, cash, digital assets, and multi-asset net inflows of $171 billion, $132 billion, $105 billion, $34 billion, and $32 billion, respectively. Private markets, currency and commodities, and liquid alternatives added $25 billion, $18 billion, and $7 billion, respectively. BlackRock served clients through offices across the US as well as in Mexico, Canada, Brazil, Colombia, Chile, and the Dominican Republic.

The Americas represented 68% of total AUM and 67% of total base fees and securities lending revenue for 2025.

EMEA

EMEA net inflows of $236 billion were driven by equity, fixed income, multi-asset, and cash net inflows of $87 billion, $68 billion, $39 billion, and $21 billion, respectively. Private markets and currency and commodities added $13 billion and $6 billion, respectively, while digital assets and liquid alternatives each saw $1 billion of net inflows. Offerings include fund families in the UK, the Netherlands, Luxembourg, and Dublin and ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 25% of total AUM and 28% of total base fees and securities lending revenue for 2025.

Asia-Pacific

Asia-Pacific net outflows of $62 billion were driven by equity and fixed income net outflows of $38 billion and $35 billion, respectively, largely driven by the impact of a single client's partial redemption from lower-fee institutional index. These were partially offset by cash, liquid alternatives, and private markets net inflows of $4 billion, $3 billion, and $2 billion, respectively. Multi-asset and currency and commodities each saw net inflows of $1 billion. Clients in the Asia-Pacific region are served through offices in India, Singapore, Hong Kong, Japan, Australia, China, Taiwan, Korea, New Zealand, and the Philippines.

Asia-Pacific represented 7% of total AUM and 5% of total base fees and securities lending revenue for 2025.

Investment Performance

Investment performance across active and index products as of December 31, 2025 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	76%	86%	82%
Tax-exempt	46%	53%	62%
Index AUM within or above applicable tolerance	99%	99%	99%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	40%	71%	46%
Systematic	78%	95%	94%
Index AUM within or above applicable tolerance	95%	96%	99%

Performance Notes

Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2025 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2025. The performance data does not include accounts terminated prior to December 31, 2025 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2025 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES AND SUBSCRIPTION

BlackRock offers investment management technology systems, risk analytics, private markets data subscriptions, investment accounting services and wealth management tools on a fee basis. Aladdin Enterprise is the Company's proprietary technology platform, providing an end-to-end, investment and risk management solution for both BlackRock and a growing number of institutional investors around the world. BlackRock offers risk analytics via Aladdin Risk, as well as investment accounting capabilities. eFront is a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios across public and private asset classes on a single platform. eFront is offered to clients both as a standalone offering and as part of an integrated “Whole Portfolio” solution that provides transparency across clients’ public and private assets. Aladdin Wealth provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities.

Through the Company's Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform. In March 2025, BlackRock completed the acquisition of 100% of the shares of Preqin Holding Limited ("Preqin"), a leading provider of private markets data, for £2.5 billion (or approximately $3.2 billion) in cash (the "Preqin Transaction").

At year-end, BlackRock technology services and subscription clients included asset managers, insurance companies, wealth managers, pension funds, official institutions, banks, asset servicers, corporations, law firms, consultants and other investors across North America, South America, Europe, the Middle East, Asia, Africa and Australia.

Technology services and subscription revenue of $2.0 billion was up 24% year-over-year. Annual contract value (“ACV”) increased 31% year-over-year including ACV related to Preqin, and increased 16% excluding ACV related to Preqin, driven by strong net sales of Aladdin in 2025. Aladdin assignments are typically long-term contracts that provide recurring revenue. At the end of any period, BlackRock generally has recurring revenue contracts in place for a large portion of total annual revenue. BlackRock measures the fees related to these agreements and refers to this as ACV. For further information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.

Aladdin, which represented the majority of technology services and subscription revenue for the year, continues to benefit from trends favoring global platform and multi-asset risk solutions across public and private markets. In addition, while Aladdin is a multi-asset system, the majority of positions managed on the platform are fixed income. Revenue growth in 2025 reflected the successful onboarding of a number of new clients and expanding relationships with existing clients.

The Company’s acquisition of Preqin in March 2025 added private markets data capabilities to its existing Aladdin and eFront workflow offerings, creating a preeminent private markets technology and data provider. As clients’ private market allocations continue to grow, they will require more standardized and transparent data on their investments, creating an additional growth opportunity for Preqin.

BlackRock is focused on enhancing Aladdin, with continued investment into areas such as AI, whole portfolio, private markets, and wealth. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. BlackRock is empowering clients with data and APIs, as well as creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience.

In addition, BlackRock has made minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Viridium, Generation Life, Securitize, Upvest, Avaloq, Human Interest, Circle, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital. BlackRock records its share of income related to certain minority investments accounted for under the equity method within nonoperating income (expense) beginning in the first quarter of 2024 and within other revenue in 2023. In addition, BlackRock records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

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

Outstanding loan balances ended the year at approximately $455 billion, up from $412 billion at year-end 2024. More demand along with increased equity valuations resulted in higher balances year-over-year. Lending spreads remained stable, and cash reinvestment spreads increased year-over-year.

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

HUMAN CAPITAL

With approximately 24,900 employees in more than 30 countries as of December 31, 2025, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term success depends on its people and how it manages its workforce.

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

Connectivity and Inclusivity

BlackRock’s approach to building a connected and inclusive culture is aligned with the firm’s business priorities and long-term objectives. Delivering for the firm’s clients requires attracting the best people from across the world. BlackRock is committed to creating an environment that supports top talent and fosters diverse perspectives to avoid groupthink. Creating a connected and inclusive culture where people with new ideas and fresh perspectives can thrive is core to our 1BLK principle. These values have been fundamental to BlackRock since its founding 38 years ago.

Over the past two years, the firm welcomed thousands of new colleagues through acquisitions. These employees play a crucial role in driving the firm’s success forward, and a connected and inclusive culture is imperative to enabling that objective.

Since 2020, BlackRock has published annual SASB-aligned disclosure and EEO-1 reports, which provide information about the firm’s workforce, including workforce composition. Of the Company’s approximately 24,900 employees as of December 31, 2025, 40% were based in the Americas, 31% were based in EMEA, and 29% were based in the Asia-Pacific region.

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

Compensation, Wellness and Benefits

BlackRock’s compensation and benefits practices are designed to: (1) attract, motivate and retain talented employees; (2) align employee incentives and risk-taking with that of the firm and the interests of its clients; and (3) support employees and their families across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with market practices and the local requirements of its offices, including, where applicable, retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, parental leave and family forming benefits, such as fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services, where available. The Company also offers a Mental Health Ambassador program that is comprised of global volunteers across office locations who are trained in empathetic listening skills and direct interested colleagues to benefits, tools and resources to support mental health.

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

BlackRock’s culture of learning is designed to help employees grow and thrive at each stage of their career. One example is the BlackRock Academies, the firm’s online, on-demand suite of interactive resources and courses, which enable employees to build skills in specific facets of BlackRock’s business and purpose. The Company believes these opportunities play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that a critical driver of its future success is its ability to grow strong leaders and people managers. The Company invests in leadership development programs designed to foster career growth. People managers have access to coaching and the Managing at BlackRock program to assist in building valuable skills.

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

Macroprudential Policies for Asset Managers

Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks, by the FSB, IOSCO, the US Securities and Exchange Commission (“SEC”) and the Financial Stability Oversight Council (“FSOC”). The EU launched a consultation on macroprudential policies in 2024, including enhanced requirements for liquidity management tools, which may lead to increased oversight or new requirements for the management of OEFs. If these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Global MMF Reforms

Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled in the UK and non-UK MMFs sold into the UK, including material increases in required liquidity levels. The EU is considering similar and further changes to the regulations of EU-domiciled MMFs and non-EU MMFs sold into the EU. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and requiring mandatory liquidity fees under certain circumstances. New regulations or changes to existing regulations in the UK and EU may adversely impact BlackRock’s MMFs.

Sustainability

Sustainability has been the subject of regulatory focus across jurisdictions. The International Sustainability Standards Board's (“ISSB”) disclosure standards have been adopted by several national regulators, including in Hong Kong, Mexico, Singapore and Australia, while others, including the UK, Canada and Japan, are expected to issue ISSB-aligned standards. In 2023, California passed several laws requiring certain companies doing business in California to publish certain types of climate-related disclosures. In November 2025, the Ninth Circuit granted an injunction pending appeal staying the enforcement of one such law, California Senate Bill 261. Other states have proposed and may adopt similar laws.

The EU has enacted numerous sustainability regulations which continue to evolve. In December 2025, the European Parliament and Council approved proposals to simplify and reduce the scope of the Corporate Sustainability Due Diligence Directive ("CSDDD") and the Corporate Sustainability Reporting Directive ("CSRD”). Furthermore, in November 2025, the European Commission (“EC”) published its proposal (“SFDR 2.0”) to revise the Sustainable Finance Disclosure Regulation, which requires sustainability-related disclosures by financial market participants. SFDR 2.0 proposes significant changes, including reducing sustainability disclosures by EU firms and simplifying product-level disclosures as well as introducing three new categories of sustainable and transition products.

The EU and the UK are developing rules for ESG ratings providers to improve quality, transparency, consistency and independence of ESG ratings in the market. Japan, Singapore and India have published codes of conduct or regulatory frameworks for ESG data and rating providers, while Hong Kong is considering a similar approach.

As jurisdictions continue to develop and implement sustainability regulations and litigation challenging such regulations increases, BlackRock faces greater fragmentation risk related to local application of regulations, resulting in complex and conflicting compliance obligations and legal and regulatory uncertainty.

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. Legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have enacted similar FTTs and the EC has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which would (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). In response, EU member states and several other countries, including the UK, have adopted laws implementing the OECD’s minimum tax rules under Pillar Two since the beginning of 2024. In January 2026, the OECD announced a package of measures relating to the global minimum tax consisting of material simplifications, greater alignment of substance-based tax incentives with qualified refundable tax credits, and a Side-by-Side system for multinational companies with a parent entity organized in certain jurisdictions, such as the US (the “Side by Side System”). As a result, the tax laws of certain countries in which BlackRock does business have changed and may continue to change. Any such changes could increase the Company’s tax liabilities, although the adoption of the Side by Side System is generally expected to mitigate some of the potential adverse impacts of Pillar Two. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework and the Side by Side System on future periods.

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

US REGULATORY REFORM

Antitrust Rules and Guidance

In October 2024, the Federal Trade Commission (“FTC”), with concurrence from the Antitrust Division of the Department of Justice (the “DOJ”) approved amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The final amendments significantly expanded the information required to be reported and documents submitted in connection with an HSR filing, which generally increases any pre-merger notification expenses and may delay transactions. The continued applicability of the final amendments is uncertain as the FTC's adoption of these rules faces litigation challenges. In December 2023, the FTC and DOJ also jointly issued updated merger guidelines which could impact (1) the ability of the Company to expand its services through strategic investments or acquisitions and (2) funds that engage in transactions affecting US commerce.

Designation as a Systemically Important Financial Institution (“SIFI”)

The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. The FSOC has stated that it intends to review this guidance and the FSOC’s analytic framework for financial stability risks, which could increase regulatory uncertainty. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.

Public Company Disclosure Requirements

The SEC has announced that it is considering recommending rule amendments to revise US public companies’ reporting requirements. Potential amendments include giving companies the option to change their quarterly financial reports to a semi-annual reporting schedule and changes in executive compensation disclosure requirements, Rule 14a-8 on shareholder proposals and the shelf registration process. The SEC has also requested public comment on Regulation S-K in general. Depending on the form of any such final rules, they could impact BlackRock’s reporting and compliance obligations.

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

SEC Rules on Reporting of Short Positions and Securities Loans

In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs. The SEC has granted temporary exemptions from compliance with these rules until 2028 and indicated it may make changes to the rules prior to the compliance dates.

US Outbound Investment Regime

Beginning in January 2025, the US government has implemented an outbound investment screening program restricting certain investments in designated “countries of concern.” The program: (1) prohibits US persons from engaging in specified transactions; and (2) requires notification to regulators of other transactions involving companies in those jurisdictions operating in sensitive technology sectors such as advanced semiconductors, AI and quantum computing. The Fiscal 2026 National Defense Authorization Act further authorizes the US Treasury to expand the scope of this regime, potentially adding more countries, technologies, or transaction types to the restrictions. These rules, especially if broadened, could limit BlackRock’s ability to invest in certain companies or markets on behalf of clients and may increase the firm’s compliance costs.

Beneficial Ownership Reporting

In 2025, the SEC clarified its guidance on when a 5% shareholder’s engagement with an issuer could lead to the shareholder being considered to hold shares with the “purpose or effect of changing or influencing control of the issuer,” and therefore cause the shareholder to lose eligibility to report its beneficial ownership on short-form Schedule 13G. The guidance explains that shareholder engagement that “exerts pressure on management to implement specific measures or changes to a policy” may be considered “influencing” control of the issuer.

Proxy Voting Reform

Reform of the proxy voting system is an area of increased interest among US policymakers. In 2025, the SEC indicated that they are considering regulatory changes related to proxy voting. As an asset manager that exercises voting rights on behalf of certain clients, such reforms could increase regulatory scrutiny and uncertainty for BlackRock and affect its business or operating activities.

Financial Crimes Enforcement Network (“FinCEN”) Rule for Registered Investment Advisers

In 2024, FinCEN issued a final rule requiring registered investment advisers to adopt new anti-money laundering requirements. Under the rule, registered investment advisers will be required to establish written risk-based anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”), as well as comply with Bank Secrecy Act reporting and recordkeeping requirements, which may increase BlackRock’s compliance burdens and costs. In 2025, the effective date of the rule was pushed back to January 2028.

SEC Rules on Form PF

In 2024, the SEC adopted new rules and amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. In September 2025, the SEC extended the compliance deadline until October 2026. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

Regulation of US Registered Funds and Investment Advisers

Regulation of US registered funds and investment advisers may change over time as a result of rulemaking, exemptive and no-action relief and interpretative positions by the SEC, any of which could impact the Company’s US registered investment advisers and the registered funds they manage.

INTERNATIONAL REGULATORY REFORM

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, became applicable in 2025. DORA, among other things: (1) introduced additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) may potentially subject Aladdin to additional oversight. The European Supervisory Authorities are using data collected under DORA to assess which third party suppliers should be designated as critical to the EU financial system and become subject to further regulatory oversight.

Retail Investment Strategy

The EU continues to consider a proposed Retail Investment Strategy package of amendments intended to improve retail investor access to financial markets while ensuring investor protections. When enacted, these changes could impact clients’ product preferences and may increase costs for BlackRock in European markets due to additional requirements on distributors and product providers.

EMIR 3.0

The EU legislative package known as “EMIR 3.0” introduces key changes to derivatives clearing, margining and reporting requirements in the European Market Infrastructure Regulation (EMIR), including: (1) a requirement to hold an “active account” with an EU central counterparty for clearing certain euro-denominated instruments; (2) new reporting requirements for cleared trades; (3) revised clearing thresholds for financial and non-financial counterparties; and (4) amendments related to clearing to the UCITS directive. EMIR 3.0 was adopted in December 2024 and is being implemented in phases, with initial compliance obligations effective from June 2025 and further reporting obligations expected through 2026. EMIR 3.0 is expected to impact EU counterparties as well as UK and non-EU entities trading with EU firms, and the collective impact of the package may increase operational complexity, necessitate a reassessment of clearing and trading strategies, and lead to higher transaction costs for BlackRock and its clients.

Digital Omnibus

In November 2025, the EC proposed a Digital Omnibus package intended to take a holistic view across digital legislation at the EU level, including the EU AI Act, GDPR, Data Act, ePrivacy Directive and cybersecurity laws to reduce complexity and duplication. The package proposes a delay to the introduction of rules relating to high-risk AI uses pending development of compliance guidance, targeted changes to data protection rules under GDPR to facilitate data use in the development and operation of AI models and systems, and streamlining incident reporting obligations.

T+1 Settlement

Regulators in the EU, UK, and Switzerland have announced plans to transition to a T+1 settlement cycle for securities transactions with implementation in October 2027. The change shortens the standard settlement period from two business days (T+2) to one business day (T+1), requiring significant operational and technological adjustments across the investment lifecycle. The multi-jurisdictional nature of the transition may result in a lack of consistency between regulators, increasing the complexity of implementation. The transition could increase BlackRock’s operational complexity, settlement risk, and costs, particularly in cross-border transactions, FX settlement, and coordination with third-party providers.

EU Supervisory Reform

In December 2025, the EC published a proposal for wide-ranging reforms to EU capital markets rules, including changes to the supervisory regime for asset managers. Depending on the terms of the final reforms, such changes could add additional layers of supervisory oversight to asset managers at the EU level and slow supervisory outcomes and authorisations.

UK Operational Resilience

The UK’s policies regulating services provided by certain third parties designated by His Majesty's Treasury as “critical” to the financial sector became effective in January 2025. Entities designated as “critical” will be required to provide additional information to financial regulators, engage in resilience testing and report major incidents like cyber-attacks, natural disasters and power outages. If BlackRock is designated as critical, its operational costs and regulatory oversight may increase. The FCA will also introduce further rules on supply chain oversight and incident reporting, potentially increasing regulatory compliance costs.

Conduct Regulation

The FCA continues to focus on conduct regulation, including the effectiveness of implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries and across a range of product types sold to retail investors including those related to digital assets. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.

Consumer Composite Investments

The FCA has finalized product information requirements for consumer composite investments (CCIs) replacing the current PRIIPs regime, which was derived from EU law and was assimilated into UK law after Brexit. The transition to the CCI regime may increase operational complexity and regulatory compliance costs for BlackRock.

Regulatory Environment in China

The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment, frequent policy changes and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and potentially lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, multiple regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

EXISTING US REGULATION — OVERVIEW

BlackRock and certain of its US subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the US Department of Labor ("DOL"), the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the FTC, the Department of Justice, the CFTC and other federal government agencies and regulatory bodies. In addition, BlackRock’s interactions with government entities, public officials, and candidates for public office are subject to federal, state, and local laws and rules.

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

The activities of certain BlackRock subsidiaries are subject to the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to regulations promulgated thereunder by the DOL, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients that are subject to ERISA. ERISA and applicable provisions of the Internal Revenue Code, including applicable related regulations, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients (clients subject to the prohibited transaction rules under Section 4975 of the Code), and, among other things, mandate certain required periodic reporting and disclosures and require certain BlackRock entities to carry bonds insuring against losses caused by fraud or dishonesty. ERISA and other applicable regulations also impose additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to clients that are not subject to ERISA. Excise taxes and other potential penalties could apply as a result of violations of the above-described prohibitions and requirements.

BlackRock has eight subsidiaries that are registered as commodity pool operators and/or commodity trading advisors with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the Dodd-Frank Act, in which certain BlackRock clients may invest. In addition, three of BlackRock’s subsidiaries are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. Certain broker-dealers are also members of the MSRB and are subject to MSRB rules.

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

BlackRock’s EU and UK-regulated subsidiaries and branches must comply with the EU regulatory regime set out in MiFID II and its UK equivalent, respectively. These rules set out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. The legislation also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. BlackRock’s UK insurance subsidiary must also comply with the UK regulation which implemented Solvency II and the Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for certain investment firms arising out of the Investment Firms Prudential Review. These include requirements to ensure capital adequacy and liquidity, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the UCITS Directive and the AIFMD, as implemented in the relevant EU Member States and in the UK, which impose obligations on the authorization and capital, conduct of business, organization, transparency and marketing of retail and alternative investment funds respectively that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives (and the UK implementation and onshoring of the same) affects certain of BlackRock’s European and UK operations. The AIFMD and UCITS Directives, as amended by AIFMD II, introduce enhanced requirements for liquidity management, loan origination, costs disclosures and organizational requirements with changes being phased in over two years. Compliance with the UCITS Directives and the AIFMD (and the UK implementation and onshoring of the same) may subject BlackRock to additional expenses associated with depositary oversight and other organizational requirements. The UK Government and the FCA have also enacted the new OFR providing a fast-track framework for non-UK funds to be recognized and registered for marketing to retail investors in the UK after Brexit.

The EU has seen an increase in Common Supervisory Actions by ESMA to coordinate supervisory action by national EU regulators, most notably in areas such as sustainability-related product features and disclosures, product governance, liquidity management and fund costs and charges. BlackRock’s EU operations may be affected to the extent this initiative results in formal legislation or action.

In the European Union, BlackRock’s business operations that involve the processing of personal information are subject to the General Data Protection Regulation (“GDPR”), which became effective in 2018. Following the United Kingdom’s withdrawal from the European Union, the GDPR was incorporated into UK law as the UK GDPR, effective in 2021. Other jurisdictions in which BlackRock operates, including Saudi Arabia and Dubai, have also adopted privacy and data protection regimes that are broadly aligned with GDPR principles. These laws impose significant compliance obligations, including requirements relating to transparency, limitations on the use of personal information, the administration of individual rights requests, privacy incident notification, and restrictions on international data transfers. The interpretation and application of these requirements continue to evolve and may vary across jurisdictions. Failure, or perceived failure, to comply with applicable privacy and data protection laws could result in regulatory investigations or enforcement actions, substantial fines and penalties, litigation, increased compliance costs, operational restrictions, and reputational damage.

In addition, BlackRock maintains a number of branches and subsidiaries across the Middle East, including regulated branches in Dubai, Abu Dhabi, Kuwait City, and Doha, and a regulated subsidiary in Riyadh, Saudi Arabia. These entities are overseen respectively by the Dubai Financial Services Authority, the Financial Services Regulatory Authority in Abu Dhabi, the Kuwait Capital Markets Authority, the Qatar Financial Centre Regulatory Authority, and the Saudi Capital Markets Authority. Each branch and subsidiary is authorized to provide specific investment services and supports BlackRock’s business in its jurisdiction. Other countries across the Middle Eastern region are serviced on a cross-border basis.

In South Africa, BlackRock Investment Management (UK) Limited operates a branch in Cape Town under the supervision of the Financial Sector Conduct Authority (FSCA). The branch supports BlackRock’s investment advisory and client engagement activities in the Africa region.

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

In India, the Jio BlackRock joint venture entities, Jio BlackRock Asset Management Private Limited, Jio BlackRock Investment Advisers Private Limited, Jio BlackRock Broking Private Limited and Jio BlackRock Trustee Private Limited, are governed by the Companies Act, 2013 and regulated by the Ministry of Corporate Affairs in India and the Securities and Exchange Board of India (“SEBI”). The Jio BlackRock joint venture entities have received approvals from SEBI with respect to asset management, registered investment adviser and registered brokerage services, as applicable.

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

Several jurisdictions cross the Asia‑Pacific region, including Australia, India, China, Japan, Singapore, and South Korea, have continued to modernize or strengthen their privacy and data protection regimes. These developments introduce or expand obligations relating to transparency, limitations on the processing of personal information, administration of individual rights requests, breach notification requirements, and increasingly stringent controls on cross‑border data transfers. Interpretation and enforcement of these laws continue to evolve across jurisdictions.

AVAILABLE INFORMATION

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at https://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee, Nominating and Governance Committee and Risk Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 50 Hudson Yards, New York, New York 10001. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at https://www.sec.gov.

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
•
an impairment to the value of intangible assets and goodwill; or
•
a decrease in the value of seed or co-investment capital, strategic minority investments or joint ventures.

These risks may also be heightened by market volatility, illiquid market conditions or other market disruptions. The occurrence of any of the above events may cause the Company’s AUM, revenue and earnings to decline.

Changes in interest or foreign exchange rates and/or global markets may impact BlackRock’s AUM, base fees as well as net income and operating cash flows.

BlackRock’s business is directly and indirectly affected by changes in global interest rates, as well as changes in global markets, which have experienced substantial volatility in recent years. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the United States (“US”) dollar. Fluctuations in BlackRock’s AUM related to its exposure to foreign exchange rates relative to the US dollar and interest rates may introduce volatility to the Company’s base fees, net income and operating cash flows.

In addition, the relative performance of different markets that impact the Company’s AUM and net inflows may lead to an increase in the proportion of AUM weighted towards lower (or higher) relative management fee rates. As a result, the Company’s average effective fee rate may be lower (or higher) from period to period. These potential changes to the Company’s average effective fee rate may also cause average growth rates of AUM and base fees to differ, which impact the Company’s revenue and earnings.

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

The investment management industry is highly competitive, and BlackRock competes based on several factors including: investment performance, liquidity, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and its ability to develop new investment strategies and products to meet the changing needs of investors. In addition, over the past several years, the asset management industry has continued to evolve as investors increasingly seek out firms that have the capacity to deliver broad multi-asset investment capabilities and technological expertise, including in a manner that is responsive to ever more localized needs. This evolution, together with the introduction of new technologies, as well as regulatory changes, continues to alter the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to invest more to modify or adapt its product offerings to attract and retain customers and remain competitive with the products, services and geographic diversity offered by other financial institutions, technology companies, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics, portfolio management, trade execution and investment operations that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are important elements of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including from competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand toward standalone or internally developed solutions, whether due to price competition, perceived market share, platform offerings or flexibility, or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. In addition, to the extent that Aladdin competitors are able to innovate more effectively than BlackRock or leverage delivery models that provide clients faster time to market, lower costs or the ability to more seamlessly combine or bundle with other service offerings, BlackRock may lose existing clients or fail to capture future market share, which may impede its productivity and growth. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property (“IP”), there can be no assurance that the Company will be able to effectively protect and enforce its IP rights in Aladdin.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to reputational harm, additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and technological advances, and develop, market and manage new investment products and services. The development and introduction of new products and services, including the creation of increasingly customizable products, products related to digital assets and tokenized assets and products blending public and private market allocations, requires continued innovative effort from BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, constraints on BlackRock’s ability to manage growth within client mandates, compliance with regulatory and disclosure requirements and IP-related lawsuits or claims, which may not be fully evident or identified prior to the introduction of any such product or service. A growing number of BlackRock’s products and services also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability and provider relationships. Data sets for certain developing analytics, such as those in the sustainability space, continue to evolve and difficulties approximating gaps in the data, sourcing data from reliable sources, or validating the data could adversely impact the accuracy and effectiveness of such analytics. New and developing asset classes, including digital assets, are also subject to heightened risks such as their potential misuse by illicit actors. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timeline they require. Any failure to successfully develop and support new products and services, or effectively manage associated operational risks, could have an adverse impact on BlackRock’s growth, harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns could affect its income and could increase the volatility of its earnings.

At December 31, 2025, BlackRock’s net economic investment exposure of approximately $4.9 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock may use the collateral provided by the defaulting borrower to repurchase securities out on loan to such borrower in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires borrowers to mark to market their posted collateral daily to levels in excess of the value of the securities out on loan which mitigates the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the borrower default indemnification BlackRock provides does not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2025 and subject to this type of indemnification was approximately $353 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $375 billion was held as collateral for indemnified securities on loan at December 31, 2025. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

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

Geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy and specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tensions, the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, could have an adverse impact on BlackRock. For instance, regional conflicts have and may continue to result in geopolitical instability and adversely affect the global economy, supply chains, specific markets and operations. Strategic competition, including between the US and China, and resulting tensions and heightened levels of political polarization have also contributed to uncertainty in the geopolitical and regulatory landscapes. Similarly, other events outside of BlackRock’s control, including the impact of natural disasters, climate-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension or impact the US or global economy in ways that are uncertain. Any such events and responses, including regulatory developments or retaliatory actions, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients and client sentiments, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or seeks to expand its presence.

Climate-related risks could adversely affect BlackRock’s business, products, operations and clients, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s business and those of its clients could be impacted by climate-related risks. Climate-related risks may impact BlackRock through changes in the physical climate or from the process of transitioning to a low-carbon economy. Climate-related physical risks may include acute impacts such as more extreme weather and climate events, or chronic impacts representing longer-term shifts in the climate such as temperature increases and sea level rises. This may result in impairment of infrastructure and facilities, including BlackRock’s physical assets, as well as disrupt supply chains. Climate-related transition risks arise as the economy moves from a reliance on carbon-based energy towards a low-carbon economy through policy, regulatory, technology and market changes. For instance, divergent existing and future climate regulations or guidance, as well as differing perspectives of client and other stakeholders regarding climate impacts, have and may continue to affect BlackRock’s business activities and reputation, increase scrutiny and complicate compliance requirements.

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
•
an impairment to the value of intangible assets and goodwill; or
•
a decrease in the valuations of seed and co-investment capital, strategic minority investments or joint ventures.

Performance fees may increase volatility of both revenue and earnings.

Part of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $1.4 billion, or 6%, of total revenue for the year ended December 31, 2025. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to private markets becoming an increasing component of the overall composition of the Company’s performance fee generating assets, including from the Company’s acquisition of GIP (the “GIP Acquisition”) and HPS (the “HPS Acquisition”). In particular, the Company expects that as it manages various longer-horizon private markets strategies, its performance fees may be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, portfolio management, trading and hedging activities and valuations. Any errors or limitations in the underlying models, model inputs or assumptions, including those from third-party sources, as well as any failure of BlackRock’s governance, approval, testing, validation and monitoring standards in respect of such models, model inputs or assumptions, the failure to timely update such models, model inputs or assumptions or errors in how such models are used, could have adverse effects on BlackRock’s business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards, and market volatility.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operations, systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations is concentrated in a limited number of geographic areas, including Atlanta, Belgrade, Budapest, Edinburgh, Gurgaon, London, Mumbai, New York and San Francisco. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic, health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in business disruption or impede the Company's growth.

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

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to portions of BlackRock's business and products. An information security incident or disruption, such as a cyber-attack including social engineering, deepfakes, phishing scams, business email compromise, malware, denial-of-service or ransomware attacks, or failures to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation and artificial intelligence (“AI”), as well as the use of remote access by employees and mobile and cloud technologies, heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information or third-party data. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies including quantum computing increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors, terrorist organizations, cyber criminals and hacktivists. BlackRock has been and continues to be the target of cyber-attacks, as well as the co-opting of its brand and fraudulent impersonations of the Company and members of management. It continues to monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Advances in technology, including generative AI, and use of such technology by malicious actors heighten these risks. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to help prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, given the evolving nature of cyber threat actors and the increasing sophistication of cyber-attack methodology, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

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

BlackRock must maintain effective infrastructure, including a robust and secure technological framework, to maximize the benefit of the Aladdin platform. In so doing, it relies in part on certain third-party service providers, including for cloud hosting and technologies supporting cloud-based operations. For example, Aladdin’s data architecture depends on third-party providers of technology solutions, including the ability of such parties to scale and perform in response to Aladdin’s growth. In addition, the analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin’s analytical calculations. Although BlackRock has implemented internal controls and procedures and maintains a robust vendor management program designed to perform diligence and monitor third parties that support the Aladdin platform, there can be no assurance that these measures will prove effective. Any failure by third parties to maintain infrastructure that is commensurate with Aladdin’s size and growth, or provide the data or information required to support its varying capabilities, could compromise Aladdin’s resilience, result in operational difficulties, cause reputational harm and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of the Aladdin platform into new markets and geographies, have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to reputational harm, increased regulatory scrutiny and heightened operational, data management, cyber- and information security risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, configuration change management, developing, testing and rolling out new functionalities and expanding coverage into new markets and geographies, including in connection with inorganic transactions or to address client or regulatory requirements. These updates and expansion initiatives, which have led to significant growth in Aladdin’s processing scale, frequently occur on accelerated timeframes and may expose BlackRock to additional cyber- and information security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to manage the pace of, or provide the operational resiliency and stability for, the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, increased costs, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

In addition, the highly regulated business activities of many Aladdin clients may expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open data centers in those jurisdictions in order to host client data in the client’s home location. Operating data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions. In addition, there has been increased regulatory scrutiny globally on technology and information providers, which may impact Aladdin and certain functionalities and tools.

A failure to effectively manage the development and use of AI, combined with an evolving regulatory environment, could have an adverse effect on BlackRock’s growth, reputation or business.

BlackRock uses machine learning and AI in its business and expects to continue to expand its AI capabilities, including through generative AI. AI technologies are complex and rapidly evolving, and the introduction of AI into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, IP or other litigation, data protection, confidentiality or information security risks, social or ethical concerns, competitive harm or other complications. For example, the use of datasets to develop and test AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, biased or harmful, or lead to adverse business decisions or operating errors. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. In addition, IP ownership and license rights, including copyright, surrounding AI technologies are still being developed and have not been fully addressed by US courts or federal, state or non-US laws or regulation. Furthermore, regulatory scrutiny of AI technologies and controls continues to evolve globally with new and forthcoming laws and regulations. The volume and reliance on data and algorithms may make AI, and BlackRock, more susceptible to cybersecurity threats, including the compromise of underlying models, training data or other IP. Efforts around use of these technologies require additional investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for handling the use of data with AI, including with respect to data leakage, fraud prevention and regulatory compliance costs. AI technologies may also disrupt the competitive landscape for investment management and technology services, including in commercial and operational areas such as data aggregation and quantitative models. Any failure to successfully integrate AI technologies, respond to client or market demands, accurately communicate AI initiatives, comply with AI-related regulations, identify or address any legal or regulatory issues associated with AI or effectively manage the related risks could harm BlackRock’s growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose the Company to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause its AUM, revenue and earnings to decline.

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

The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions, effectively manage growth or realize other intended benefits of its inorganic strategy in the timeframe BlackRock expects, or at all. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products, business lines or early-stage investments or are delivered via technology and systems that differ from those employed by BlackRock or that overlap with existing BlackRock businesses. In addition, in the case of minority investments and joint ventures, including BlackRock’s joint venture to provide investment solutions in India, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, compliance processes, risk management controls, and employees that are outside of BlackRock’s control, risks related to the jurisdictions or markets in which such investees or joint ventures operate and risks related to its joint venture partners and investees. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments, or to manage the integration of acquisitions effectively, could also result in losses or impairments related to such transactions and have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

BlackRock is subject to risks associated with its recent acquisitions, including any failure to realize anticipated benefits of such acquisitions.

BlackRock is subject to risks associated with its recent acquisitions, including the GIP and HPS Acquisitions. BlackRock may not be able to realize the anticipated benefits of these acquisitions, including synergies, value creation or other benefits, fully or at all, or on the timeline BlackRock expects. At times, the resources of BlackRock and the acquired companies or the attention of certain members of their management may be focused on integration of the acquisition and diverted from day-to-day business operations, which may disrupt ongoing business. In addition, the process of integrating each acquired company may have an adverse impact on the Company, including from risks related to significant transaction and integration costs, unknown liabilities, employee turnover, divergence of management attention, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock's alternatives products include investments in early-stage companies, private equity portfolio companies, private credit and real assets, such as real estate, infrastructure and energy assets, which expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

BlackRock’s alternatives products include investments in early-stage companies, private equity portfolio companies, private credit and real assets, including real estate, infrastructure and energy assets, which expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such investments and portfolio companies. These include:

•
risks related to the potential illiquidity and inability to dispose of such investments within an anticipated timeframe;
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
•
exposure to stringent and complex non-US, federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, approvals, government contracting, conservation, exploration and production, tenancy, occupational health and safety, foreign investment and environmental protection;
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
•
risks related to misconduct, including fraud, by portfolio company employees;
•
risks related to the valuation of illiquid investments in the absence of observable market prices;

•
credit risks, including interest-rate movements and issuers’ ability to make principal and interest payments on the debt they issue;
•
risks relating to the use of leverage, including as a result of increasing interest rates or an inability to timely obtain and effectively deploy leverage;
•
risks associated with a lack of diversification, such that any adverse change in one or a small number of issuers could have a material adverse effect on an investment product or client’s investments;
•
risks related to investments in securities or companies that are or become “stressed” and “distressed”, including abrupt and erratic market movements, above-average price volatility, litigation, government investigations, and bankruptcy;
•
risks related to investments in critical infrastructure sectors, such as transportation systems, utilities, energy and digital infrastructure, which are generally subject to heightened regulatory scrutiny at the time of investment and ongoing compliance requirements;
•
the financial resources of tenants or loan counterparties; and
•
contingent liabilities on disposition of investments.

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients. These risks could also result in direct liability for BlackRock by exposing BlackRock to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests and those changes may make such developments or projects less attractive than at the time they were commenced and potentially harm the investment returns of BlackRock’s clients. These risks may be heightened as the Company expands its alternative products, including through the GIP and HPS Acquisitions. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, investments and clients, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the US may also expose BlackRock to increased compliance risks, as well as higher costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as IP, and client information and records, to the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft or unauthorized use of data, technology or IP may negatively impact BlackRock’s business operations and reputation. In addition, changes to the political or regulatory environment in a jurisdiction in which BlackRock operates, including increased restrictions or scrutiny, may adversely impact BlackRock’s business or operating activities. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures, regulatory fines, sanctions and client dissatisfaction and attrition, and impede the Company's growth, which may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management framework and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks, and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets, increases the breadth of its business offerings and integrates acquisitions, all of which introduce additional complexity to its risk management program. Employees could become disconnected with corporate culture and policies, which may increase operational issues. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

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

In addition, BlackRock pays certain of its employees in deferred compensation that is tied to the Company’s share price or through incentive fees and carried interest related to certain investment funds. As such, decreases in BlackRock’s share price or poor performance of the investment funds related to the incentive fees and carried interest could impair the retention value of such deferred compensation. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract, develop and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be impacted, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO KEY THIRD-PARTY RELATIONSHIPS

The impairment or failure of third parties may negatively impact the performance of products and accounts that BlackRock manages, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages for its clients to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Such relationships from time to time form the basis of claims against BlackRock, including claims that such relationships violate antitrust or competition laws. In addition, transactions with counterparties expose BlackRock’s clients to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may fail to meet their obligations. Counterparties may also experience lapses in their internal controls or risk management systems or expose BlackRock and/or its clients to losses resulting from employee malfeasance, negligence or human error. In addition, the concentration of certain financial institutions that BlackRock uses to facilitate securities and derivatives transactions for its clients, including clearing organizations, exchanges, custodians and central agents, increases the risk that a technical or operational issue at, or default by, one such institution could introduce operational issues or delays impacting multiple BlackRock clients. Any such operational issue, impairment or failure could negatively impact the performance of products that BlackRock manages for its clients, which may lead to client attrition and cause BlackRock’s AUM, revenue and earnings to decline.

The failure of key third-party providers to BlackRock to fulfill their obligations or a failure by BlackRock to maintain its relationships with key third-party providers could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key third-party providers for various fund administration, accounting, custody, market and environmental, social and governance (“ESG”) data, market indices, insurance, technology and AI, cloud hosting and transfer agent roles and other distribution and operational needs. Further, BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations and required obligations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock’s operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process delays and failures or failures to comply with data usage requirements with respect to these service providers may adversely impact BlackRock. Data providers commonly disclaim the accuracy and completeness of data and BlackRock does not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long-term commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may incur additional costs if such vendor introduces required upgrades to its services.

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

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, changes to fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate anti-money laundering and sanctions diligence conducted by third-party distributors, could create reputational and regulatory harm to BlackRock.

Key technology partnerships may expose BlackRock to increased regulatory oversight, as well as migration, execution, technology and operational risks.

BlackRock has a number of key strategic partnerships, including with Microsoft. For instance, the Aladdin infrastructure and environment for BlackRock and its external Aladdin clients are hosted on Microsoft Azure and Amazon Web Services. BlackRock has also migrated certain systems that support its corporate functions to cloud-based platforms. The benefits of cloud-based platforms are significant and BlackRock has adopted a robust risk-based approach to its migration strategies. However, these partnerships also introduce risks, including: (1) risks associated with relying on third-parties for aspects of infrastructure reliability and stability; (2) software and information security risks arising from the use of cloud technology; (3) operational and execution risks; and (4) risks related to increased regulatory oversight and new compliance obligations, which may be further exacerbated as BlackRock and the Aladdin platform continue to grow. A prolonged global failure of cloud services could also impact BlackRock’s other systems. Failures by BlackRock to manage these risks, and/or risks associated with future technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded product (“ETP”) platform may adversely affect the prices at which ETPs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETPs globally. Shares of ETPs trade on stock exchanges at prices at, above or below the ETP’s most recent net asset value (“NAV”). The NAV of an ETP is calculated at least once daily, generally at the end of each business day, and fluctuates with changes in the market value of the ETP’s holdings. The trading price of the ETP’s shares fluctuates continuously throughout trading hours. The creation/redemption feature and arbitrage mechanism of an ETP are designed to make it more likely that the ETP’s shares normally will trade at prices close to the NAV. Notwithstanding these features, exchange prices have in the past deviated measurably from the NAV of certain ETPs and may under certain circumstances do so in the future. ETP market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, and the inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETP’s arbitrage mechanism to function effectively. These risks may be heightened as a result of significant market volatility, the growth of the ETP industry combined with increased market activity, as well as the complexity associated with certain products or asset classes, such as digital and tokenized assets. Moreover, if market events lead to incidents where ETPs trade at prices that deviate meaningfully from an ETP’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETP products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

LEGAL, REGULATORY AND REPUTATIONAL RISKS

BlackRock is subject to extensive regulation around the world, which increases its cost of doing business.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex.

In addition, many of BlackRock’s legal entities are subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the EU Anti-Money Laundering Directives, the Money Laundering, Terrorist Financing and Transfer of Funds Regulations 2017, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the EU and its member states, as well as those imposed by other countries in which BlackRock operates, such as His Majesty’s Treasury’s (“HMT”) Office of Financial Sanctions Implementation. The Iran Threat Reduction and Syrian Human Rights Act of 2012 expanded the scope of US sanctions against Iran and requires public companies to disclose in their periodic reports certain Iran-related activities, including legally permissible business activities by affiliates. Disclosure of such activities, as well as any consequences imposed by the US government on the Company or its affiliates as a result of these activities, could harm BlackRock’s reputation or business.

BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information. For example, GDPR and UK GDPR impose stringent data protection rules for individuals within the European Economic Area (“EEA”) and UK, respectively, and for personal data exported outside the EEA and UK. In the US, BlackRock is required to comply with the CCPA and the CPRA, which impose extensive obligations regarding consumer rights, transparency, data use limitations, and breach notification for personal information of California residents. Several other US states have enacted, or are in the process of enacting, privacy laws with comparable requirements. Data protection regimes have also been implemented in other jurisdictions, including Saudi Arabia and Dubai, and the modernization of privacy regimes across Asia Pacific jurisdictions has introduced new and expanded compliance requirements.

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

BlackRock may also be adversely affected by a failure to comply with existing laws and regulations or by changes in the interpretation or enforcement of such laws and regulations, including those discussed above. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of BTC’s bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject and regulated by, see Item 1, Business - Regulation.

New regulations informed by global standard setters and/or developed by various national authorities may expose BlackRock to increasing regulatory scrutiny and compliance costs in the jurisdictions in which it operates.

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”) and International Organization of Securities Commissions (“IOSCO”), may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Such workstreams have focused on areas such as money market funds (“MMFs”), open-ended funds (“OEFs”) and sustainability regulations. BlackRock is, and may become, subject to increasing regulation in these areas, see Item 1, Business - Regulation, including:

•
Macroprudential Policies for Asset Managers: Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks, by the FSB, IOSCO, the US Securities and Exchange Commission (“SEC”) and the Financial Stability Oversight Council (“FSOC”). The EU launched a consultation on macroprudential policies in 2024, including enhanced requirements for liquidity management tools, which may lead to increased oversight or new requirements for the management of OEFs. If these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.
•
Global MMF Reforms: Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled in the UK and non-UK MMFs sold into the UK, including material increases in required liquidity levels. The EU is considering similar and further changes to the regulations of EU-domiciled MMFs and non-EU MMFs sold into the EU. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and requiring mandatory liquidity fees under certain circumstances. New regulations or changes to existing regulations in the UK and EU may adversely impact BlackRock’s MMFs.
•
Sustainability: Sustainability has been the subject of regulatory focus across jurisdictions. The International Sustainability Standards Board's (“ISSB”) disclosure standards have been adopted by several national regulators, including in Hong Kong, Mexico, Singapore and Australia, while others, including the UK, Canada and Japan, are expected to issue ISSB-aligned standards. In 2023, California passed several laws requiring certain companies doing business in California to publish certain types of climate-related disclosures. In November 2025, the Ninth Circuit granted an injunction pending appeal staying the enforcement of one such law, California Senate Bill 261. Other states have proposed and may adopt similar laws.

The EU has enacted numerous sustainability regulations which continue to evolve. In December 2025, the European Parliament and Council approved proposals to simplify and reduce the scope of the Corporate Sustainability Due Diligence Directive ("CSDDD") and the Corporate Sustainability Reporting Directive ("CSRD”). Furthermore, in November 2025, the European Commission (“EC”) published its proposal (“SFDR 2.0”) to revise the Sustainable Finance Disclosure Regulation, which requires sustainability-related disclosures by financial market participants. SFDR 2.0 proposes significant changes, including reducing sustainability disclosures by EU firms and simplifying product-level disclosures as well as introducing three new categories of sustainable and transition products.

The EU and the UK are developing rules for ESG ratings providers to improve quality, transparency, consistency and independence of ESG ratings in the market. Japan, Singapore and India have published codes of conduct or regulatory frameworks for ESG data and rating providers, while Hong Kong is considering a similar approach.

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

In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the US, and the level of regulatory scrutiny to which BlackRock is subject has increased. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. New or proposed changes to laws, regulations, policies, initiatives and other government actions may be difficult to anticipate, which provides additional uncertainty and may heighten the Company’s risks related to such actions. While BlackRock is, and may become, subject to numerous reform initiatives in the US, see Item 1, Business - Regulation, key regulatory reforms that may impact the Company include:

•
Antitrust Rules and Guidance: In October 2024, the Federal Trade Commission (“FTC”), with concurrence from the Antitrust Division of the Department of Justice (the “DOJ”) approved amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The final amendments significantly expanded the information required to be reported and documents submitted in connection with an HSR filing, which generally increases any pre-merger notification expenses and may delay transactions. The continued applicability of the final amendments is uncertain as the FTC's adoption of these rules faces litigation challenges. In December 2023, the FTC and DOJ also jointly issued updated merger guidelines which could impact (1) the ability of the Company to expand its services through strategic investments or acquisitions and (2) funds that engage in transactions affecting US commerce.
•
Designation as a Systemically Important Financial Institution (“SIFI”): The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. The FSOC has stated that it intends to review this guidance and the FSOC’s analytic framework for financial stability risks, which could increase regulatory uncertainty. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.

•
Public Company Disclosure Requirements: The SEC has announced that it is considering recommending rule amendments to revise US public companies’ reporting requirements. Potential amendments include giving companies the option to change their quarterly financial reports to a semi-annual reporting schedule and changes in executive compensation disclosure requirements, Rule 14a-8 on shareholder proposals and the shelf registration process. The SEC has also requested public comment on Regulation S-K in general. Depending on the form of any such final rules, they could impact BlackRock’s reporting and compliance obligations.
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
•
SEC Rules on Reporting of Short Positions and Securities Loans: In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs. The SEC has granted temporary exemptions from compliance with these rules until 2028 and indicated it may make changes to the rules prior to the compliance dates.
•
US Outbound Investment Regime: Beginning in January 2025, the US government has implemented an outbound investment screening program restricting certain investments in designated “countries of concern.” The program: (1) prohibits US persons from engaging in specified transactions; and (2) requires notification to regulators of other transactions involving companies in those jurisdictions operating in sensitive technology sectors such as advanced semiconductors, AI and quantum computing. The Fiscal 2026 National Defense Authorization Act further authorizes the US Treasury to expand the scope of this regime, potentially adding more countries, technologies, or transaction types to the restrictions. These rules, especially if broadened, could limit BlackRock’s ability to invest in certain companies or markets on behalf of clients and may increase the firm’s compliance costs.
•
Beneficial Ownership Reporting: In 2025, the SEC clarified its guidance on when a 5% shareholder’s engagement with an issuer could lead to the shareholder being considered to hold shares with the “purpose or effect of changing or influencing control of the issuer,” and therefore cause the shareholder to lose eligibility to report its beneficial ownership on short-form Schedule 13G. The guidance explains that shareholder engagement that “exerts pressure on management to implement specific measures or changes to a policy” may be considered “influencing” control of the issuer.
•
Proxy Voting Reform: Reform of the proxy voting system is an area of increased interest among US policymakers. In 2025, the SEC indicated that they are considering regulatory changes related to proxy voting. As an asset manager that exercises voting rights on behalf of certain clients, such reforms could increase regulatory scrutiny and uncertainty for BlackRock and affect its business or operating activities.
•
Financial Crimes Enforcement Network (“FinCEN”) Rule for Registered Investment Advisers: In 2024, FinCEN issued a final rule requiring registered investment advisers to adopt new anti-money laundering requirements. Under the rule, registered investment advisers will be required to establish written risk-based anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”), as well as comply with Bank Secrecy Act reporting and recordkeeping requirements, which may increase BlackRock’s compliance burdens and costs. In 2025, the effective date of the rule was pushed back to January 2028.
•
SEC Rules on Form PF: In 2024, the SEC adopted new rules and amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. In September 2025, the SEC extended the compliance deadline until October 2026. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.
•
Regulation of US Registered Funds and Investment Advisers: Regulation of US registered funds and investment advisers may change over time as a result of rulemaking, exemptive and no-action relief and interpretative positions by the SEC, any of which could impact the Company’s US registered investment advisers and the registered funds they manage.

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

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the US and the Company may be affected by several proposed or implemented reform initiatives in the EMEA and the Asia-Pacific regions, as well as volatility associated with international regulatory uncertainty. While BlackRock is, and may become, subject to numerous reform initiatives internationally, see Item 1, Business - Regulation, key reforms in these regions include:

European Union

•
Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms: The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, became applicable in 2025. DORA, among other things: (1) introduced additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) may potentially subject Aladdin to additional oversight. The European Supervisory Authorities are using data collected under DORA to assess which third party suppliers should be designated as critical to the EU financial system and become subject to further regulatory oversight.
•
Retail Investment Strategy: The EU continues to consider a proposed Retail Investment Strategy package of amendments intended to improve retail investor access to financial markets while ensuring investor protections. When enacted, these changes could impact clients’ product preferences and may increase costs for BlackRock in European markets due to additional requirements on distributors and product providers.

•
EMIR 3.0: The EU legislative package known as “EMIR 3.0” introduces key changes to derivatives clearing, margining and reporting requirements in the European Market Infrastructure Regulation (EMIR), including: (1) a requirement to hold an “active account” with an EU central counterparty for clearing certain euro-denominated instruments; (2) new reporting requirements for cleared trades; (3) revised clearing thresholds for financial and non-financial counterparties; and (4) amendments related to clearing to the UCITS directive. EMIR 3.0 was adopted in December 2024 and is being implemented in phases, with initial compliance obligations effective from June 2025 and further reporting obligations expected through 2026. EMIR 3.0 is expected to impact EU counterparties as well as UK and non-EU entities trading with EU firms, and the collective impact of the package may increase operational complexity, necessitate a reassessment of clearing and trading strategies, and lead to higher transaction costs for BlackRock and its clients.
•
Digital Omnibus: In November 2025, the EC proposed a Digital Omnibus package intended to take a holistic view across digital legislation at the EU level, including the EU AI Act, GDPR, Data Act, ePrivacy Directive and cybersecurity laws to reduce complexity and duplication. The package proposes a delay to the introduction of rules relating to high-risk AI uses pending development of compliance guidance, targeted changes to data protection rules under GDPR to facilitate data use in the development and operation of AI models and systems, and streamlining of incident reporting obligations.
•
T+1 Settlement: Regulators in the EU, UK, and Switzerland have announced plans to transition to a T+1 settlement cycle for securities transactions with implementation in October 2027. The change shortens the standard settlement period from two business days (T+2) to one business day (T+1), requiring significant operational and technological adjustments across the investment lifecycle. The multi-jurisdictional nature of the transition may result in a lack of consistency between regulators, increasing the complexity of implementation. The transition could increase BlackRock’s operational complexity, settlement risk, and costs, particularly in cross-border transactions, FX settlement, and coordination with third-party providers.
•
EU Supervisory Reform: In December 2025, the EC published a proposal for wide-ranging reforms to EU capital markets rules, including changes to the supervisory regime for asset managers. Depending on the terms of the final reforms, such changes could add additional layers of supervisory oversight to asset managers at the EU level and slow supervisory outcomes and authorisations.

United Kingdom

•
UK Operational Resilience: The UK’s policies regulating services provided by certain third parties designated by HMT as “critical” to the financial sector became effective in January 2025. Entities designated as “critical” will be required to provide additional information to financial regulators, engage in resilience testing and report major incidents like cyber-attacks, natural disasters and power outages. If BlackRock is designated as critical, its operational costs and regulatory oversight may increase. The FCA will also introduce further rules on supply chain oversight and incident reporting, potentially increasing regulatory compliance costs.
•
Conduct Regulation: The FCA continues to focus on conduct regulation, including the effectiveness of implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries and across a range of product types sold to retail investors including those related to digital assets. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.
•
Consumer Composite Investments: The FCA has finalized product information requirements for consumer composite investments (CCIs) replacing the current PRIIPs regime, which was derived from EU law and was assimilated into UK law after Brexit. The transition to the CCI regime may increase operational complexity and regulatory compliance costs for BlackRock.

Asia-Pacific

•
Regulatory Environment in China: The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment, frequent policy changes and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and potentially lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, multiple regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

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

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the SEC, Office of the Comptroller of the Currency (“OCC”), DOL, Commodity Futures Trading Commission, the FCA, US state authorities and other non-US regulators. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various US state and federal as well as non-US governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations, proceedings or litigations. Governmental or regulatory authorities have and could in the future institute proceedings and/or seek to impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders. Such legal proceedings could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

BlackRock faces ongoing focus from regulators, officials, clients and other stakeholders regarding environmental and social-related matters, which may adversely impact its reputation and business.

BlackRock faces ongoing focus from regulators, officials, clients and other stakeholders regarding environmental and social-related matters. BlackRock offers choice to its clients who have a variety of goals and preferences, including those who want to increase their exposure to the low-carbon transition and those who choose not to invest in products or strategies with sustainable investment objectives. BlackRock is subject to competing demands from different stakeholder groups with divergent views on environmental and social-related matters, including in countries in which BlackRock operates and invests, as well as in countries, states and localities where BlackRock serves public sector clients. This divergence has and continues to increase the risk that any perceived or actual action or lack thereof by BlackRock on such matters either for its own activities or on behalf of its clients, will be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through withdrawals, redemptions, terminations or decisions not to commit or invest new capital by clients, as well as legal and governmental action and scrutiny. Some US states and state officials have adopted or proposed legislation or otherwise raised concerns about BlackRock’s business practices. In certain instances, this has led them to take official positions restricting or prohibiting state government entities from doing certain business with entities identified by the state as “boycotting” or “discriminating” against particular industries or considering environmental and social factors in their investment processes and proxy voting. Other states and localities may adopt similar legislation or other environmental and social-related laws and positions that adversely impact BlackRock’s business. BlackRock has previously communicated and may communicate certain initiatives and goals for its corporate activities related to the environment, human capital management, and other environmental and social-related matters. BlackRock faces criticism for the scope or nature of certain initiatives or goals and may face additional criticism for revisions thereto. If BlackRock is not able to successfully manage environmental and social-related expectations across varied stakeholder interests, it may adversely affect BlackRock’s reputation, ability to attract and retain clients, employees, shareholders and business partners or result in litigation, legal or governmental action, which may cause its AUM, revenue and earnings to decline.

Damage to BlackRock’s reputation may harm its business.

BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory, enforcement or other governmental actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, ransomware, deepfakes or other cybersecurity incidents, privacy incidents, employee errors or misconduct, failures to manage risks or conflicts of interest, or legal actions related to BlackRock or its products and services. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity and adverse actions for BlackRock and may continue to do so in the future. Any perceived or actual action or lack thereof, or perceived lack of transparency, by BlackRock on matters subject to scrutiny, such as environmental and social matters, may be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through redemptions or terminations by clients, and legal and governmental action and scrutiny. BlackRock’s size, global presence and investments on behalf of its clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape. For example, BlackRock has received criticism from some stakeholders because of its operations and investments in certain countries on behalf of clients, including China. These criticisms could adversely impact BlackRock’s reputation and business. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of adverse publicity, inaccurate information or disinformation campaigns about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

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

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation, including requirements regarding capital and liquidity, that may limit its business activities. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Having a subsidiary subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to the limitations imposed by such regulation.

The implications of complying with threshold limits and/or any failure to comply with ownership reporting requirements may result in harm to BlackRock’s reputation, impact the performance of certain BlackRock funds and cause its AUM, revenue and earnings to decline.

Of note among the various regulations to which BlackRock is subject are the extensive and stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties or other sanctions, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Moreover, as BlackRock’s business grows it is becoming subject to a greater number of regulatory, industry-level or issuer-specific threshold limits and scrutiny that may prevent BlackRock from holding positions in certain equity securities, securities convertible into equity securities or futures contracts in excess of certain thresholds. In addition, regulators are reviewing and considering changes to their regulatory frameworks on threshold limits and ownership reporting requirements. These changes may result in significant operational impacts and costs to BlackRock and its products depending on their scope. Although BlackRock is actively engaged in regulatory, issuer-specific and structural initiatives to create additional investment capacity, threshold limits may nonetheless prevent BlackRock from purchasing certain securities or participating in certain investment opportunities which may, in turn, impact the performance of certain BlackRock index funds by increasing tracking error relative to the funds’ benchmarks, impact the performance of certain BlackRock actively managed funds by preventing them from taking advantage of alpha generating opportunities, and impede the Company's growth.

BlackRock has been the subject of commentary citing concerns about the scale of its business, as well as purported competition issues relating to the common ownership theory.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing and concentrated proxy voting power. Some commentators have argued that continued growth of index funds has the potential to impact stock market competitiveness by exacerbating stock price moves and market volatility. Some commentators, regulators and lawmakers have also argued that index managers have accumulated outsized influence through the proxy voting power their clients have assigned them. Some have proposed limitations on the ability of index fund managers to vote or engage on behalf of their clients or indicated that voting or engagement on certain topics should trigger changes in regulatory status. Additional commentary focuses on the common ownership theory, an academic theory stating that minority ownership of multiple companies within a single industry by the same investor leads to anticompetitive effects. This theory purports to link aggregated equity positions in certain industries with higher consumer prices and executive compensation and lower wages and employment rates, among other things. In 2021, the FTC identified common ownership as a key enforcement area and passed a resolution empowering individual commissioners to investigate shareholder conduct in connection with common ownership. In 2023, the FTC and DOJ released new merger guidelines recognizing that common ownership may reduce competitive incentives. In 2024, the FTC and DOJ submitted a joint comment letter to the Federal Energy Regulatory Commission (“FERC”) encouraging FERC to consider common ownership as a relevant factor in updating regulatory relief available to asset managers. In 2025, the FTC and DOJ stated that the agencies have not taken a view on whether common ownership alone without evidence of anticompetitive use implicates US antitrust laws. Common ownership may be given greater consideration in regulatory investigations, enforcement actions, studies, rule proposals, policy decisions and/or the scrutiny of mergers and acquisitions. The debate on common ownership has been on the agenda of lawmakers, policymakers and competition regulators globally, and common ownership may continue to be a consideration for them. There is substantial literature casting doubt on the assumptions, data, methodology and conclusions associated with the common ownership theory, including research conducted by staff of regulatory agencies. Competition regulators, including at the FTC and UK Competition & Markets Authority (“CMA”), have acknowledged that the debate around the theory remains unsettled. Nevertheless, some commentators have proposed remedies, including limits on the ownership stakes of common owners that, if enacted into policy, could have a negative impact on the capital markets, as well as increase costs and limit the availability of products for investors. Such policy solutions could, in turn, adversely affect BlackRock.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. Legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have enacted similar FTTs and the EC has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which would (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). In response, EU member states and several other countries, including the UK, have adopted laws implementing the OECD’s minimum tax rules under Pillar Two since the beginning of 2024. In January 2026, the OECD announced a package of measures relating to the global minimum tax consisting of material simplifications, greater alignment of substance-based tax incentives with qualified refundable tax credits, and a Side-by-Side system for multinational companies with a parent entity organized in certain jurisdictions, such as the US (the “Side by Side System”). As a result, the tax laws of certain countries in which BlackRock does business have changed and may continue to change. Any such changes could increase the Company's tax liabilities, although the adoption of the Side by Side System is generally expected to mitigate some of the potential adverse impacts of Pillar Two. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework and the Side by Side System on future periods.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of the Company’s approach to enterprise risk management (“ERM”). The Company leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. The Company’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27002, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

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
•
Education and Awareness: BlackRock’s employees and contractors receive communications on its evolving information security policies and procedures and are required to complete annual information security training to equip them with effective tools to address cybersecurity threats.

The Company’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of the Company’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company's cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. The Company regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations, or financial condition. For additional information on whether and how risks from cybersecurity threats are reasonably likely to materially affect BlackRock, see “A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.” under Part I, Item 1A, Risk Factors herein.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Company’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2026, there were 216 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend/Distributions
Declared
2025
First Quarter	$5.21
Second Quarter	$5.21
Third Quarter	$5.21
Fourth Quarter	$5.21
2024
First Quarter	$5.10
Second Quarter	$5.10
Third Quarter	$5.10
Fourth Quarter	$5.10

The closing price of BlackRock’s common stock as of February 24, 2026 was $1,081.05.

Dividends

On January 15, 2026, the Board of Directors approved BlackRock’s quarterly dividend of $5.73 per share to be paid on March 24, 2026 to stockholders of record at the close of business on March 6, 2026.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act, and Class B-2 Common Units ("Subco Units") of a consolidated subsidiary, BlackRock Saturn Subco, LLC.

	Total Number of Shares Purchased(1)	Total Number of Subco Units Purchased(1)(2)	Average Price Paid per Share and Subco Unit	Total Number of Shares and Subco Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Subco Units that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 through October 31, 2025	1,260	125,854	$1,139.56	125,854	2,585,061
November 1, 2025 through November 30, 2025	87,517	221,143	$1,049.45	306,944	2,278,117
December 1, 2025 through December 31, 2025	14,743	23,561	$1,049.69	33,153	2,244,964
Total	103,520	370,558	$1,073.40	465,951
(1)
Consists of purchases of common stock made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock unit awards and purchases of common stock and/or Subco Units made by the Company pursuant to the share repurchase plan. The Company announced its share repurchase plan in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program, for a total of up to 9.2 million shares of BlackRock common stock.
(2)
The Subco Units repurchased by the Company during the three months ended December 31, 2025 were exchangeable into an equal number of shares of the Company's common stock.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the acquisitions of Global Infrastructure Management, LLC (“GIP” or the “GIP Transaction”), Preqin Holding Limited (“Preqin” or the “Preqin Transaction”) and HPS Investment Partners (“HPS” or the “HPS Transaction” and together with the GIP Transaction and the Preqin Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (11) the failure to effectively manage the development and use of artificial intelligence; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) increasing focus from stakeholders regarding environmental and social-related matters; (18) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, global trade tensions, tariffs, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (19) climate-related risks to BlackRock’s business, products, operations and clients; (20) the ability to attract, train and retain highly qualified professionals; (21) fluctuations in the carrying value of BlackRock’s economic investments; (22) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (23) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (24) the failure by key third-party providers to fulfill their obligations to BlackRock; (25) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (26) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded products (“ETPs”) platform; (27) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (28) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $14.0 trillion of AUM at December 31, 2025. With approximately 24,900 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 27, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2025 and 2024. For a discussion of BlackRock’s results for 2023 and a comparison of results for 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 25, 2025.

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

For additional information see Note 1, Business Overview, Note 2, Significant Accounting Policies and Note 3, Acquisitions in the notes to the consolidated financial statements contained in Part II, Item 8.

Other Developments

On December 10, 2025, BlackRock contributed a portion of its stake in Circle Internet Group, Inc. ("Circle") to the BlackRock Charitable Fund, which BlackRock established in 2013 (the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $109 million, which was offset by a tax benefit of $29 million. The Charitable Contribution will add to the long-term funding for BlackRock’s philanthropic grants and programs. The general and administration expense and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

Business Outlook

BlackRock’s strategy continues to be guided by the Company's clients' needs and focus on the long-term, which the Company believes better enables it to deliver durable returns for shareholders and create value for all of its stakeholders. BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments and provide clients with choice in how they seek to achieve their unique financial goals. BlackRock is positioned to provide alpha-seeking active, private markets, index, and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics, and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, as well as investors in ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. BlackRock’s long-term strategy remains to keep alpha at the heart of BlackRock; drive growth in ETFs, private markets, and technology; be the global leader in sustainable investing; and lead as a whole portfolio advisor.

BlackRock's framework for long-term shareholder value creation is predicated on generating differentiated organic growth, leveraging scale to increase operating margins over time, and returning capital to shareholders on a consistent basis. BlackRock's diversified platform, in terms of style, product, client, and geography, enables it to generate more stable cash flows through market cycles, positioning BlackRock to invest for the long-term by striking an appropriate balance between investing for future growth and prudent discretionary expense management.

BlackRock has invested to serve the full breadth of client needs. Clients increasingly want to build portfolios that are seamlessly integrated across public and private markets, and that are underpinned by data, risk management, and technology. The Company is differentiated in being able to deliver across public and private markets, equity and debt, and in the way that best serves each client – from broad-based ETFs to customized whole portfolio solutions. The Company also offers its Aladdin technology to support integrated public-private portfolios.

2025 was a milestone year of organic client activity and integration of acquisitions grounded in client needs, investment capability expansion, technology and scale. Clients awarded BlackRock with a record $698 billion of net inflows in 2025, driving 9% organic base fee growth. Technology services and subscription annual contract value ("ACV") grew 16% organically, reflecting both new and expanded client relationships. The Company’s closing of the HPS and Preqin Transactions are expected to expand and enhance private markets investment and data capabilities.

BlackRock expects 2026 to be a dynamic investing environment. Mega forces like artificial intelligence ("AI"), financial technology innovation, and an ongoing evolution in debt financing are transforming economies and their long-term growth trajectories. Capital markets will play a key role in these transformations. Private markets assets are an increasingly vital part of capital markets, and blending both public and private markets will be critical in fully capturing growth opportunities.

BlackRock is well-positioned to capitalize on structural growth opportunities against a backdrop of economic and capital markets evolution. The Company has made coordinated investments to build the premier long-term capital partner and technology provider across public and private markets. The 2024 acquisition of GIP and the 2025 acquisitions of Preqin and HPS each better positioned BlackRock’s platform ahead of evolving client needs and structural industry trends.

As the asset management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock's strategy is focused on creating outcome-oriented client solutions for both retail investors and institutions. This includes having a diverse platform of alpha-seeking active, index and private markets products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock's retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. BlackRock has also seen strong momentum in outsourcing solutions among wealth and institutional clients, including the funding of several significant mandates in 2026, and anticipates continued outsourcing opportunities in the future.

BlackRock has built a broad private markets platform with $323 billion of AUM across infrastructure, private credit, real estate, private equity and multi-alternatives. As of December 31, 2025, BlackRock had approximately $91 billion of committed capital to deploy for clients in a variety of private markets strategies, and remains confident in its ability to accelerate growth as a leader in private markets. BlackRock also manages $101 billion in liquid alternatives, as well as $105 billion in liquid credit strategies, included within fixed income AUM. BlackRock’s alternatives platform totals approximately $676 billion in client assets, making it a top five alternatives provider.

BlackRock's investments in infrastructure, private credit, and alternatives-to-wealth underpin its ambition to raise $400 billion in private markets by 2030. The Company has a significant opportunity to deliver better outcomes and experiences for clients in their private markets allocations. For example, BlackRock is the largest general account manager for insurers with $720 billion in long-term AUM. With HPS, it's now also one of the largest asset-based finance and high-grade managers. The Company is focused on helping insurers build more dynamic and diversified portfolios across public and private markets, which could contribute to organic AUM and base fee growth.

Similarly in wealth, BlackRock is working to expand access to private markets. The Company is bringing together investment performance track records with its scaled global distribution model. BlackRock plans to continue to expand and diversify distribution of HPS' nontraded business development companies to US wirehouses and registered investment advisors. It also plans to widen its product range through an H-Series family of funds in 2026. The Company aims to bring together the building blocks to serve wealth investors through a coordinated, multi-alternatives portfolio.

For retirement savers, the Company also sees opportunity to bring additional returns and diversification to investors through private markets. BlackRock is well positioned to build on its position as an innovator and leader in retirement, notably through its LifePath target date franchise, which includes LifePath Paycheck. BlackRock has a leading defined contribution investment only ("DCIO") platform, a $600 billion LifePath franchise, a top five alternatives platform and Preqin. The Company expects to launch its first LifePath target date fund with private markets in 2026.

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

In addition to private markets, BlackRock is executing on a strong opportunity set across multiple growth channels. These include ETFs, whole portfolio solutions like outsourced mandates and models, systematic active strategies, fixed income, and technology.

The ETF industry has been growing rapidly, driven by structural tailwinds including the use of ETFs as active tools, the migration from commission-based to fee-based wealth management, growth in model portfolios, expansion of digital wealth platforms, and the modernization of the bond market. BlackRock’s ETF growth strategy is centered on increasing scale and pursuing global growth themes in client and product channels, including Core Equity, Fixed Income, Digital Assets, Active, and Precision ETFs. BlackRock views ETFs as a technology that facilitates investing, and ETFs have become core to asset management. The Company believes that ETFs will continue to be a structural growth area as clients turn to ETFs as the preferred vehicle for investing strategies of all types. BlackRock has been a leader in expanding the market for ETFs by making them more accessible and by delivering new asset classes like bonds or digital assets and investment strategies like active. Approximately a quarter of 2025 ETF net inflows of $527 billion were into products launched in the last five years. Active ETFs delivered $54 billion in net inflows in 2025, and BlackRock’s US equity factor rotation active ETF was the highest grossing active ETF in the industry. BlackRock fixed income ETFs generated a record $159 billion of net inflows, and the Company had both the highest net inflowing active and index fixed income ETFs in the industry. BlackRock will continue to innovate at the product and portfolio level and accelerate distribution capabilities to deliver differentiated investment solutions.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Market volatility, growing cost pressures, and complexity in optimizing whole portfolios underscore the need for enterprise operating and risk management technology, and should continue to drive demand for holistic and flexible technology solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. Through the integration of Aladdin and eFront, clients are able to better manage and analyze risk across their whole portfolio spanning public and private markets. BlackRock is empowering clients with data and opening Aladdin by creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems, and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience. Investments in Aladdin AI copilots, enhancements in openness supporting ecosystem partnerships, and advancing whole portfolio solutions including private markets and digital assets are expected to further augment the value of using Aladdin. BlackRock’s acquisition of Preqin further expanded capabilities beyond private markets investment management and technology to data.

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

Changes in global interest rates may similarly cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s investment advisory and administration fees (collectively "base fees"), net income, and operating cash flows. BlackRock’s business may also be impacted by governmental changes, as well as potential regulations, foreign and trade policies, and fiscal spending that may arise as a result of such changes. See Part I, Item 1A, Risk Factors herein for information on the possible future effects of changes in global interest rates and governmental changes on the Company's results.

BlackRock manages $3.3 trillion in fixed income assets, approximately half of which are owned by institutions for strategic or liability-matching purposes. BlackRock believes it is well positioned due to the breadth, diversification and investment performance of its fixed income platform which encompasses active, ETFs, and non-ETF index fixed income products. The Company expects fixed income returns in 2026 may again be driven primarily by income, rather than price appreciation. BlackRock believes it is well positioned to capture flows with strong performance and differentiated strategies across municipals, high yield, total return, and unconstrained strategies.

BlackRock manages $7.8 trillion of equity assets across markets globally. Equity net inflows of $220 billion were led by iShares ETFs and retail offerings in systematic equities. The Company is optimistic about the potential of its systematic platform to deliver continued double-digit organic base fee growth and positive inflows, despite outflows in the broader active equity fund industry. In addition, the relative performance of different markets that impact the Company’s AUM and net inflows may lead to an increase in the proportion of AUM weighted towards lower (or higher) relative management fee rates. As a result, the Company’s average effective fee rate may be lower (or higher) from period to period. These potential changes to the Company’s average effective fee rate may also cause average growth rates of AUM and base fees to differ, which impact the Company’s revenue and earnings.

BlackRock believes its strategy aligns with expected future client demand and structural growth opportunities in areas including private markets, such as infrastructure and private credit; ETFs; whole portfolio solutions including outsourcing and models; and integrated public-private markets enterprise technology through Aladdin, eFront, and Preqin.

BlackRock enters 2026 with strong momentum across its franchise. The Company is positioned ahead of market opportunities that it believes will drive outsized growth for BlackRock in the years to come.

Executive Summary

(in millions, except per share data)	2025	2024
GAAP basis(1):
Total revenue	$24,216	$20,407
Total expense	17,171	12,833
Operating income	$7,045	$7,574
Operating margin	29.1%	37.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	312	578
Income tax expense	1,677	1,783
Less: Net income (loss) attributable to NCI - Subco	127	—
Net income attributable to BlackRock	$5,553	$6,369
Diluted earnings per common share	$35.31	$42.01
Effective tax rate	22.8%	21.9%
As adjusted(2):
Operating income	$9,600	$8,110
Operating margin	44.1%	44.5%
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs	$251	$533
Net income attributable to BlackRock(3)	$7,736	$6,612
Diluted earnings per common share(3)	$48.09	$43.61
Effective tax rate	21.5%	23.5%
Other:
Assets under management (end of period)	$14,041,518	$11,551,251
Diluted weighted-average common shares outstanding (including Subco Units)	160.9	151.6
Shares outstanding including Subco Units(4)	162.8	154.9
Book value per share(5)	$360.41	$306.52
Cash dividends declared and paid per share	$20.84	$20.40
(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Beginning in the third quarter of 2025, net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, assume all Subco Units have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock. Accordingly, the noncontrolling interest allocated to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. See Non-GAAP Financial Measures for further information.
(4)
As of December 31, 2025, there were 155.1 million shares of common stock and 7.7 million Subco Units outstanding.
(5)
Total BlackRock stockholders’ equity divided by total shares of common stock outstanding at December 31 of the respective year-end.

2025 Compared with 2024

GAAP. Operating income of $7.0 billion decreased $529 million and operating margin of 29.1% decreased 800 bps from 2024. Operating income and operating margin reflected higher revenue, driven by organic base fee growth, positive impact of markets and fees related to the HPS and GIP Transactions, as well as higher technology services and subscription revenue. Decreases in GAAP operating income and operating margin were driven by noncash acquisition-related expenses and the noncash Charitable Contribution. Operating income and operating margin for 2025 also included the impact of a $39 million restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities. In addition, expense for 2024 included a $50 million noncash impairment charge related to certain indefinite-lived open-end management contracts.

Nonoperating income (expense) net of NCI - CIPs decreased $266 million from 2024, primarily driven by lower net interest income (expense).

Income tax expense for 2025 and 2024 included $251 million and $63 million of net discrete tax benefits, respectively, realized from changes in the Company’s organizational entity structure and $67 million and $37 million of discrete tax benefits, respectively, related to stock-based compensation awards. Income tax expense for 2025 also included a discrete tax benefit of $29 million related to the Charitable Contribution, which was excluded from as adjusted results due to its nonrecurring nature. In addition, income tax expense for 2024, included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure, which was excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

Earnings per diluted common share decreased $6.70, or 16%, from 2024, reflecting lower operating income, driven by higher noncash acquisition-related costs, lower nonoperating results, a higher effective tax rate, and a higher diluted share count in the current year.

As Adjusted. Operating income of $9.6 billion increased $1.5 billion, while operating margin of 44.1% decreased 40 bps from 2024. The acquisition-related expenses, restructuring charge, Charitable Contribution and related discrete tax benefit, and noncash impairment charge previously described have been excluded from as adjusted results. Earnings per diluted common share increased $4.48, or 10%, from 2024, reflecting higher operating income and a lower effective tax rate, partially offset by lower nonoperating results and a higher diluted share count in the current year. Income tax expense, as adjusted, for 2024 excluded the $137 million discrete tax benefit described above.

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

Computations and reconciliations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2025	2024
Operating income, GAAP basis	$7,045	$7,574
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	52	43
Amortization and impairment of intangible assets (b)	775	291
Acquisition-related compensation costs (b)	738	148
Acquisition-related transaction costs (b)(1)	122	90
Change in fair value of contingent consideration (b)	720	(36)
Charitable Contribution (c)	109	—
Restructuring charge (d)	39	—
Operating income, as adjusted	$9,600	$8,110
Revenue, GAAP basis	$24,216	$20,407
Non-GAAP adjustments:
Distribution fees	(1,355)	(1,273)
Investment advisory fees	(1,105)	(898)
Revenue used for operating margin measurement	$21,756	$18,236
Operating margin, GAAP basis	29.1%	37.1%
Operating margin, as adjusted	44.1%	44.5%
(1)
Amounts included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted:

(in millions)	2025	2024
Nonoperating income (expense), GAAP basis	$574	$721
Less: Net income (loss) attributable to NCI - CIPs	262	143
Nonoperating income (expense), net of NCI - CIPs	312	578
Less: Hedge gain (loss) on deferred cash compensation plans (a)	61	45
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted	$251	$533

(3) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2025	2024
Net income attributable to BlackRock, Inc., GAAP basis	$5,553	$6,369
Noncontrolling interest - Subco	127	—
Net income attributable to BlackRock, Inc., (for diluted EPS)	5,680	6,369
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(6)	(1)
Amortization and impairment of intangible assets (b)	578	218
Acquisition-related compensation costs (b)	549	110
Acquisition-related transaction costs (b)	91	66
Change in fair value of contingent consideration (b)	717	(27)
Charitable Contribution (c)	80	—
Restructuring charge (d)	29	—
Income tax matters	18	(123)
Net income attributable to BlackRock, Inc., as adjusted	$7,736	$6,612
Diluted weighted-average common shares outstanding, including Subco Units	160.9	151.6
Diluted earnings per common share, GAAP basis	$35.31	$42.01
Diluted earnings per common share, as adjusted	$48.09	$43.61
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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization and noncash impairment of intangible assets, change in fair value of contingent consideration (primarily associated with noncash contingent consideration) incurred in connection with certain acquisitions and other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation and general and administration expense primarily related to professional services. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Charitable Contribution. The Charitable Contribution expense of $109 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.
(d)
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. The fourth quarter of 2025 included a discrete tax benefit of $29 million recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the Charitable Contribution. Additionally, the amount for income tax matters in 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization. Furthermore, the non-GAAP adjustment related to the change in fair value of contingent consideration is primarily not deductible for income tax purposes.

•
In addition, beginning in the third quarter of 2025, in connection with the HPS Transaction, the Company updated its definition of net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, to assume all outstanding Subco Units issued as part of the consideration for the HPS Transaction have been exchanged in accordance with the terms on a one-for-one basis into common stock of BlackRock, as Subco Units will be exchangeable at the option of the holder when exchange rights begin. Accordingly, the noncontrolling interest allocated to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. Management believes that these updated non-GAAP measures are useful indicators of BlackRock’s profitability and enhance comparability among periods presented, and therefore are useful to investors.
•
Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares and Subco Units outstanding.

(4) Annual Contract Value: Management believes ACV is an effective metric for reviewing BlackRock’s technology services and subscription's ongoing contribution to its operating results and provides comparability of this information among reporting periods while also providing a useful supplemental metric for both management and investors of BlackRock’s growth in technology services and subscription revenue over time, as it is linked to the net new business in technology and subscription services. ACV represents forward-looking, annualized estimated value of the recurring subscription fees under client contracts, assuming all client contracts that come up for renewal are renewed, unless we have received a notice of termination, even though such notice may not be effective until a later date. ACV also includes the annualized estimated value of new sales, for existing and new clients, when we execute client contracts, even though the recurring fees may not be effective until a later date and excludes nonrecurring fees such as implementation and consulting fees.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Product Type(1)
	AUM		Net inflows (outflows)
(in millions)	2025	2024	2025	2024
Equity	$7,793,875	$6,310,191	$220,126	$225,568
Fixed income	3,272,021	2,905,669	164,399	163,669
Multi-asset	1,223,625	992,921	72,269	51,678
Alternatives:
Private markets	322,624	211,974	39,834	9,457
Liquid alternatives	100,990	76,390	11,143	(2,609)
Alternatives subtotal	423,614	288,364	50,977	6,848
Digital assets	78,435	55,306	34,763	40,815
Currency and commodities(2)	169,216	78,137	24,953	43
Long-term	12,960,786	10,630,588	567,487	488,621
Cash management	1,080,732	920,663	130,774	152,730
Total	$14,041,518	$11,551,251	$698,261	$641,351

AUM and Net Inflows (Outflows) by Client Type and Product Type(1)
	AUM		Net inflows (outflows)
(in millions)	2025	2024	2025	2024
Retail	$1,278,732	$1,015,221	$106,557	$24,525
ETFs	5,467,710	4,230,375	526,711	390,433
Institutional:
Active	2,518,170	2,135,095	53,491	64,375
Index	3,696,174	3,249,897	(119,272)	9,288
Institutional subtotal	6,214,344	5,384,992	(65,781)	73,663
Long-term	12,960,786	10,630,588	567,487	488,621
Cash management	1,080,732	920,663	130,774	152,730
Total	$14,041,518	$11,551,251	$698,261	$641,351

AUM and Net Inflows (Outflows) by Investment Style and Product Type(1)
	AUM		Net inflows (outflows)
(in millions)	2025	2024	2025	2024
Active	$3,432,743	$2,868,402	$136,092	$62,252
ETFs	5,467,710	4,230,375	526,711	390,433
Non-ETF index	4,060,333	3,531,811	(95,316)	35,936
Long-term	12,960,786	10,630,588	567,487	488,621
Cash management	1,080,732	920,663	130,774	152,730
Total	$14,041,518	$11,551,251	$698,261	$641,351
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in BlackRock’s AUM for 2025 and 2024.

(in millions)	2025	2024
Beginning AUM	$11,551,251	$10,008,995
Net inflows (outflows):
Long-term	567,487	488,621
Cash management	130,774	152,730
Total net inflows (outflows)	698,261	641,351
Realizations(1)	(33,125)	—
Acquisitions(2)	120,961	73,949
Market change	1,483,629	992,964
FX impact(3)	220,541	(166,008)
Total change	2,490,267	1,542,256
Ending AUM	$14,041,518	$11,551,251
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of net flows to separately disclose realizations, which represent return of capital/return on investments. Realizations in 2024 have not been recast.
(2)
Amount for 2025 included AUM attributable to the HPS and ElmTree Transactions. Amount for 2024 includes AUM attributable to the GIP Transaction and the SpiderRock Advisors transaction in May 2024 (the "SpiderRock Transaction").
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

Component Changes in AUM for 2025

The following table presents the component changes in AUM by product type for 2025(1).

	December 31,	Net inflows			Market	FX	December 31,	Full year average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Equity	$6,310,191	$220,126	$—	$—	$1,163,276	$100,282	$7,793,875	$6,918,801
Fixed income	2,905,669	164,399	(2,752)	13,567	122,151	68,987	3,272,021	3,080,234
Multi-asset	992,921	72,269	—	—	132,762	25,673	1,223,625	1,087,995
Alternatives:
Private markets	211,974	39,834	(30,178)	101,017	(5,161)	5,138	322,624	261,535
Liquid alternatives	76,390	11,143	(195)	6,377	6,392	883	100,990	88,477
Alternatives subtotal	288,364	50,977	(30,373)	107,394	1,231	6,021	423,614	350,012
Digital assets	55,306	34,763	—	—	(11,640)	6	78,435	76,809
Currency and commodities(6)	78,137	24,953	—	—	65,795	331	169,216	114,002
Long-term	10,630,588	567,487	(33,125)	120,961	1,473,575	201,300	12,960,786	11,627,853
Cash management	920,663	130,774	—	—	10,054	19,241	1,080,732	975,780
Total	$11,551,251	$698,261	$(33,125)	$120,961	$1,483,629	$220,541	$14,041,518	$12,603,633
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(6)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by client type and product type for 2025(1).

	December 31,	Net inflows			Market	FX	December 31,	Full year average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Retail:
Equity	$505,118	$25,465	$—	$—	$86,921	$11,577	$629,081	$556,325
Fixed income	318,641	44,523	—	—	12,623	9,100	384,887	336,477
Multi-asset	150,978	24,657	—	—	22,817	1,203	199,655	163,888
Private markets	15,749	3,905	(1,389)	11,674	182	560	30,681	22,566
Liquid alternatives	24,735	8,007	(32)	—	1,482	236	34,428	29,828
Retail subtotal	1,015,221	106,557	(1,421)	11,674	124,025	22,676	1,278,732	1,109,084
ETFs:
Equity	3,106,398	289,263	—	—	580,684	29,669	4,006,014	3,478,155
Fixed income	985,652	175,328	—	—	29,682	15,291	1,205,953	1,097,396
Multi-asset	10,734	1,978	—	—	1,477	213	14,402	12,029
Digital assets	55,306	34,763	—	—	(11,640)	6	78,435	76,809
Commodities	72,285	25,379	—	—	64,992	250	162,906	107,936
ETFs subtotal	4,230,375	526,711	—	—	665,195	45,429	5,467,710	4,772,325
Institutional:
Active:
Equity	218,848	(20,573)	—	—	43,419	6,299	247,993	233,638
Fixed income	840,328	(10,637)	(2,752)	13,567	50,878	14,182	905,566	876,517
Multi-asset	828,039	45,636	—	—	108,194	24,237	1,006,106	908,764
Private markets	196,225	35,929	(28,789)	89,343	(5,343)	4,578	291,943	238,969
Liquid alternatives	51,655	3,136	(163)	6,377	4,910	647	66,562	58,649
Active subtotal	2,135,095	53,491	(31,704)	109,287	202,058	49,943	2,518,170	2,316,537
Index	3,249,897	(119,272)	—	—	482,297	83,252	3,696,174	3,429,907
Institutional subtotal	5,384,992	(65,781)	(31,704)	109,287	684,355	133,195	6,214,344	5,746,444
Long-term	10,630,588	567,487	(33,125)	120,961	1,473,575	201,300	12,960,786	11,627,853
Cash management	920,663	130,774	—	—	10,054	19,241	1,080,732	975,780
Total	$11,551,251	$698,261	$(33,125)	$120,961	$1,483,629	$220,541	$14,041,518	$12,603,633

The following table presents the component changes in AUM by investment style and product type for 2025(1).

	December 31,	Net inflows			Market	FX	December 31,	Full year average
(in millions)	2024	(outflows)	Realizations(2)	Acquisitions(3)	change	impact(4)	2025	AUM(5)
Active:
Equity	$467,163	$(14,293)	$—	$—	$81,509	$11,649	$546,028	$496,505
Fixed income	1,133,874	29,115	(2,752)	13,567	62,258	21,296	1,257,358	1,183,030
Multi-asset	979,001	70,293	—	—	131,010	25,439	1,205,743	1,072,635
Private markets	211,974	39,834	(30,178)	101,017	(5,161)	5,138	322,624	261,535
Liquid alternatives	76,390	11,143	(195)	6,377	6,392	883	100,990	88,477
Active subtotal	2,868,402	136,092	(33,125)	120,961	276,008	64,405	3,432,743	3,102,182
ETFs:
Equity	3,106,398	289,263	—	—	580,684	29,669	4,006,014	3,478,155
Fixed income	985,652	175,328	—	—	29,682	15,291	1,205,953	1,097,396
Multi-asset	10,734	1,978	—	—	1,477	213	14,402	12,029
Digital assets	55,306	34,763	—	—	(11,640)	6	78,435	76,809
Commodities	72,285	25,379	—	—	64,992	250	162,906	107,936
ETFs subtotal	4,230,375	526,711	—	—	665,195	45,429	5,467,710	4,772,325
Non-ETF index	3,531,811	(95,316)	—	—	532,372	91,466	4,060,333	3,753,346
Long-term	10,630,588	567,487	(33,125)	120,961	1,473,575	201,300	12,960,786	11,627,853
Cash management	920,663	130,774	—	—	10,054	19,241	1,080,732	975,780
Total	$11,551,251	$698,261	$(33,125)	$120,961	$1,483,629	$220,541	$14,041,518	$12,603,633
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2024 to conform to this new presentation.
(2)
Realizations represent return of capital/return on investments.
(3)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(4)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(5)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by private markets product type for 2025.

	December 31,	Net inflows			Market	FX	December 31,	Full year average
(in millions)	2024	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2025	AUM(4)
Private markets:
Infrastructure	$109,606	$15,757	$(11,975)	$—	$(3,150)	$1,878	$112,116	$109,690
Private equity	36,327	2,975	(8,747)	—	(256)	324	30,623	34,662
Private credit	32,425	18,703	(7,717)	101,017	(726)	1,683	145,385	83,256
Real estate	26,147	123	(1,181)	—	(1,111)	1,084	25,062	25,521
Multi-alternatives	7,469	2,276	(558)	—	82	169	9,438	8,406
Total private markets	$211,974	$39,834	$(30,178)	$101,017	$(5,161)	$5,138	$322,624	$261,535
(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $2.5 trillion to $14.0 trillion at December 31, 2025 from $11.6 trillion at December 31, 2024, driven by market appreciation, net inflows, led by flows into ETFs, systematic active equities, private markets, outsourcing and cash, the positive impact of foreign exchange movements and AUM added from the HPS and ElmTree Transactions.

Net market appreciation of $1.5 trillion was primarily driven by US and global equity market appreciation.

AUM increased $221 billion due to the impact of foreign exchange movements, primarily driven by the weakening of the US dollar, largely against the euro, the British pound and the Canadian dollar.

For further discussion on AUM, see Part I, Item 1 – Business – Assets Under Management.

Component Changes in AUM for 2024

The following table presents the component changes in AUM by product type for 2024(1).

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(2)	change	impact(3)	2024	AUM(4)
Equity	$5,293,344	$225,568	$4,074	$865,315	$(78,110)	$6,310,191	$5,872,370
Fixed income	2,804,026	163,669	—	(2,991)	(59,035)	2,905,669	2,866,471
Multi-asset	870,804	51,678	—	88,263	(17,824)	992,921	934,523
Alternatives:
Private markets	136,909	9,457	69,875	(1,803)	(2,464)	211,974	154,597
Liquid alternatives	74,233	(2,609)	—	5,482	(716)	76,390	75,402
Alternatives subtotal	211,142	6,848	69,875	3,679	(3,180)	288,364	229,999
Digital assets	—	40,815	—	14,491	—	55,306	22,486
Currency and commodities(5)	64,842	43	—	13,601	(349)	78,137	72,035
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2023 and 2024 to conform to this new presentation.
(2)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by client type and product type for 2024(1).

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(2)	change	impact(3)	2024	AUM(4)
Retail:
Equity	$435,734	$15,285	$4,074	$54,257	$(4,232)	$505,118	$485,161
Fixed income	312,799	11,671	—	1,483	(7,312)	318,641	316,520
Multi-asset	139,537	(2,328)	—	14,420	(651)	150,978	147,169
Private markets	16,449	18	—	(473)	(245)	15,749	16,055
Liquid alternatives	24,418	(121)	—	538	(100)	24,735	24,372
Retail subtotal	928,937	24,525	4,074	70,225	(12,540)	1,015,221	989,277
ETFs:
Equity	2,532,631	236,357	—	359,322	(21,912)	3,106,398	2,845,456
Fixed income	898,403	112,341	—	(16,291)	(8,801)	985,652	948,250
Multi-asset	9,140	1,025	—	841	(272)	10,734	9,451
Digital assets	—	40,815	—	14,491	—	55,306	22,486
Commodities	59,125	(105)	—	13,428	(163)	72,285	66,845
ETFs subtotal	3,499,299	390,433	—	371,791	(31,148)	4,230,375	3,892,488
Institutional:
Active:
Equity	186,688	5,380	—	30,876	(4,096)	218,848	207,929
Fixed income	836,823	(2,843)	—	16,885	(10,537)	840,328	841,830
Multi-asset	717,182	54,887	—	72,798	(16,828)	828,039	774,210
Private markets	120,460	9,439	69,875	(1,330)	(2,219)	196,225	138,542
Liquid alternatives	49,815	(2,488)	—	4,944	(616)	51,655	51,030
Active subtotal	1,910,968	64,375	69,875	124,173	(34,296)	2,135,095	2,013,541
Index	2,904,954	9,288	—	416,169	(80,514)	3,249,897	3,102,578
Institutional subtotal	4,815,922	73,663	69,875	540,342	(114,810)	5,384,992	5,116,119
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007

The following table presents the component changes in AUM by investment style and product type for 2024(1).

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(2)	change	impact(3)	2024	AUM(4)
Active:
Equity	$427,448	$(6,333)	$4,074	$48,479	$(6,505)	$467,163	$461,583
Fixed income	1,123,422	9,184	—	18,516	(17,248)	1,133,874	1,133,152
Multi-asset	856,705	52,553	—	87,221	(17,478)	979,001	921,364
Private markets	136,909	9,457	69,875	(1,803)	(2,464)	211,974	154,597
Liquid alternatives	74,233	(2,609)	—	5,482	(716)	76,390	75,402
Active subtotal	2,618,717	62,252	73,949	157,895	(44,411)	2,868,402	2,746,098
ETFs:
Equity	2,532,631	236,357	—	359,322	(21,912)	3,106,398	2,845,456
Fixed income	898,403	112,341	—	(16,291)	(8,801)	985,652	948,250
Multi-asset	9,140	1,025	—	841	(272)	10,734	9,451
Digital assets	—	40,815	—	14,491	—	55,306	22,486
Commodities	59,125	(105)	—	13,428	(163)	72,285	66,845
ETFs subtotal	3,499,299	390,433	—	371,791	(31,148)	4,230,375	3,892,488
Non-ETF index	3,126,142	35,936	—	452,672	(82,939)	3,531,811	3,359,298
Long-term	9,244,158	488,621	73,949	982,358	(158,498)	10,630,588	9,997,884
Cash management	764,837	152,730	—	10,606	(7,510)	920,663	806,123
Total	$10,008,995	$641,351	$73,949	$992,964	$(166,008)	$11,551,251	$10,804,007
(1)
Beginning in the first quarter of 2025, BlackRock updated the presentation of the Company's AUM line items. Such line items have been reclassified for 2023 and 2024 to conform to this new presentation.
(2)
Amounts include AUM attributable to the GIP Transaction and the SpiderRock Transaction.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by product type for 2024.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Private markets:
Infrastructure	$35,701	$5,633	$69,875	$(586)	$(1,017)	$109,606	$53,773
Private equity	35,208	771	—	490	(142)	36,327	35,496
Private credit	31,128	2,629	—	(620)	(712)	32,425	31,374
Real estate	27,558	314	—	(1,190)	(535)	26,147	26,541
Multi-alternatives	7,314	110	—	103	(58)	7,469	7,413
Total private markets	$136,909	$9,457	$69,875	$(1,803)	$(2,464)	$211,974	$154,597
(1)
Amounts include AUM attributable to the GIP Transaction.
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

The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services and subscriptions are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

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

Operating expense reflects employee compensation and benefits, sales, asset and account expense, general and administration expense, change in fair value of contingent consideration, and amortization and impairment of intangible assets.

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

- Direct fund expense primarily consists of third-party non-advisory expenses incurred by the Company related to certain funds for the use of reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, audit and tax services as well as other fund-related expenses directly attributable to the non-advisory operations of the fund.

- Sub-advisory and other expense is primarily related to the contracts where third-party advisors provide investment advisory services on the Company's behalf as well as other variable volume related expenses.

•
General and administration expense includes marketing and promotional (including travel and entertainment expense), occupancy and office-related, portfolio services (including market data costs), technology, professional services, communications, the net impact of foreign currency remeasurement, and other general and administration expense.
•
Change in fair value of contingent consideration represents change in estimated fair value of the contingent consideration liabilities in connection with certain acquisitions.

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

In addition, nonoperating income (expense) includes the impact of changes in the valuations of CIPs. The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The table below presents detail of revenue for 2025 and 2024 and includes the product type mix of base fees and securities lending revenue and performance fees.

(in millions)	2025	2024
Revenue:
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$2,167	$2,166
ETFs	6,043	5,124
Equity subtotal	8,210	7,290
Fixed income:
Active	2,018	1,952
ETFs	1,532	1,367
Fixed income subtotal	3,550	3,319
Active multi-asset	1,332	1,248
Alternatives:
Private markets	2,350	1,196
Liquid alternatives	669	568
Alternatives subtotal	3,019	1,764
Non-ETF index	1,321	1,183
Digital assets, commodities and multi-asset ETFs(2)	502	247
Long-term	17,934	15,051
Cash management	1,245	1,049
Total investment advisory, administration fees and securities lending revenue(3)	19,179	16,100
Investment advisory performance fees:
Equity	132	161
Fixed income	16	34
Multi-asset	23	24
Alternatives:
Private markets	695	308
Liquid alternatives	558	680
Alternatives subtotal	1,253	988
Total investment advisory performance fees	1,424	1,207
Technology services and subscription revenue	1,981	1,603
Distribution fees	1,355	1,273
Advisory and other revenue:
Advisory	50	49
Other	227	175
Total advisory and other revenue	277	224
Total revenue	$24,216	$20,407
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
(3)
Amounts include $705 million and $615 million of securities lending revenue for 2025 and 2024, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Percentage of Base Fees and Securities Lending Revenue(1)		Percentage of Average AUM by Product Type(1)(2)
	2025	2024	2025	2024
Equity:
Active	11%	13%	4%	4%
ETFs	32%	32%	27%	27%
Equity subtotal	43%	45%	31%	31%
Fixed income:
Active	11%	12%	9%	10%
ETFs	8%	8%	9%	9%
Fixed income subtotal	19%	20%	18%	19%
Active multi-asset	7%	8%	9%	9%
Alternatives:
Private markets	12%	7%	2%	1%
Liquid alternatives	3%	4%	1%	1%
Alternatives subtotal	15%	11%	3%	2%
Non-ETF index	7%	7%	29%	31%
Digital assets, commodities and multi-asset ETFs(3)	3%	2%	2%	1%
Long-term	94%	93%	92%	93%
Cash management	6%	7%	8%	7%
Total AUM	100%	100%	100%	100%
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
(3)
Amounts include commodity ETFs and ETPs.

Revenue increased $3.8 billion, or 19%, from 2024, primarily reflecting the positive impact of markets, organic base fee growth, fees related to the GIP and HPS Transactions and higher technology services and subscription revenue.

Investment advisory, administration fees and securities lending revenue of $19.2 billion in 2025 increased $3.1 billion from $16.1 billion in 2024, primarily driven by organic base fee growth, the impact of market beta and foreign exchange movements on average AUM and the impact of the GIP and HPS Transactions. Securities lending revenue of $705 million increased $90 million from $615 million in 2024, primarily reflecting higher average balances of securities on loan and higher spreads.

Investment advisory performance fees of $1.4 billion in 2025 increased $217 million from $1.2 billion in 2024, primarily reflecting higher revenue from private markets, including the impact of the HPS Transaction, partially offset by lower revenue from liquid alternative products.

Technology services and subscription revenue of $2.0 billion in 2025 increased $378 million from $1.6 billion in 2024, reflecting the sustained demand for Aladdin technology offerings and approximately $210 million of revenue related to the Preqin Transaction.

Expense

The following table presents expense for 2025 and 2024.

(in millions)	2025	2024
Expense:
Employee compensation and benefits	$8,446	$6,546
Sales, asset and account expense:
Distribution and servicing costs	2,460	2,171
Direct fund expense	1,767	1,464
Sub-advisory and other	233	140
Total sales, asset and account expense	4,460	3,775
General and administration expense:
Marketing and promotional	373	314
Occupancy and office related	521	421
Portfolio services	257	262
Technology	809	674
Professional services	326	277
Communications	43	39
Foreign exchange remeasurement	(4)	—
Charitable Contribution	109	—
Other general and administration	297	270
Total general and administration expense	2,731	2,257
Change in fair value of contingent consideration(1)	720	(36)
Restructuring charge	39	—
Amortization and impairment of intangible assets	775	291
Total expense	$17,171	$12,833
(1)
Beginning in the fourth quarter of 2025, BlackRock updated the presentation of the Company's expense line items within the consolidated statements of income to separately present the change in fair value of contingent consideration line item, which was previously disclosed within general and administration expense. Prior periods have been updated to conform to this new presentation.

Expense increased $4.3 billion, or 34%, from 2024, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. The increase in 2025 expense was driven by the impact of acquisitions including the previously described acquisition-related expenses incurred in connection with the GIP, Preqin and HPS Transactions(1). The 2025 expense also included a noncash Charitable Contribution(1) of $109 million and a restructuring charge(1) of $39 million. Expense for 2024 included the previously mentioned noncash impairment charge of $50 million.

Employee compensation and benefits expense of $8.4 billion in 2025 increased $1.9 billion from $6.5 billion in 2024, primarily reflecting the impact of the GIP, HPS and Preqin Transactions, including nonrecurring retention-related deferred compensation expense(1) and higher incentive compensation as a result of higher operating income and performance fees.

Sales, asset and account expense of $4.5 billion in 2025 increased $685 million from $3.8 billion in 2024, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $2.7 billion in 2025 increased $474 million from $2.3 billion in 2024, primarily associated with the impact of the GIP, HPS and Preqin Transactions, including higher acquisition-related transaction costs(1) recorded in professional services, as well as the Charitable Contribution(1) and higher technology expense, and marketing and promotional expense, including the impact from higher travel and entertainment expense.

Change in fair value of contingent consideration(1) of $720 million in 2025 increased $756 million from $(36) million in 2024, primarily due to the impact of the GIP and HPS Transactions.

Restructuring charge(1) of $39 million, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in 2025.

Amortization and impairment of intangible assets(1) of $775 million in 2025 increased $484 million from $291 million in 2024, primarily reflecting amortization of intangible assets acquired in the GIP, HPS and Preqin Transactions, partially offset by a $50 million previously described noncash impairment charge recorded for 2024.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustments for acquisition-related costs, the Charitable Contribution, and a restructuring charge, as applicable. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI - CIPs for 2025 and 2024 was as follows:

(in millions)	2025	2024
Nonoperating income (expense), GAAP basis	$574	$721
Less: Net income (loss) attributable to NCI - CIPs	262	143
Nonoperating income (expense), net of NCI - CIPs	312	578
Less: Hedge gain (loss) on deferred cash compensation plans(1)	61	45
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$251	$533

(in millions)	2025	2024
Net gain (loss) on investments, net of NCI - CIPs
Private equity	$17	$(10)
Real assets	19	14
Other alternatives(3)	22	41
Other investments(4)	12	127
Hedge gain (loss) on deferred cash compensation plans(1)	61	45
Subtotal	131	217
Other income/gain (expense/loss)(5)	241	132
Total net gain (loss) on investments, net of NCI - CIPs	372	349
Net interest income (expense)	(60)	229
Nonoperating income (expense), net of NCI - CIPs	312	578
Less: Hedge gain (loss) on deferred cash compensation plans(1)	61	45
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$251	$533
(1)
Amount relates to the gain (loss) from economically hedging certain BlackRock deferred cash compensation plans.
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
(5)
Amount for 2025 includes nonoperating noncash pre-tax gains in connection with the Company’s minority investments in Circle of approximately $100 million and iCapital Network, Inc. (“iCapital”) of approximately $89 million. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of certain other minority investments. Amount for 2024 included a pre-tax gain of approximately $66 million in connection with a transaction related to a minority investment in the EquiLend Transaction.

Income Tax Expense

	GAAP		As Adjusted(1)
(in millions)	2025	2024	2025	2024
Operating income	$7,045	$7,574	$9,600	$8,110
Total nonoperating income (expense)(2)	$312	$578	$251	$533
Income before income taxes(2)	$7,357	$8,152	$9,851	$8,643
Income tax expense	$1,677	$1,783	$2,115	$2,031
Effective tax rate	22.8%	21.9%	21.5%	23.5%
(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI - CIPs.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the UK, Channel Islands, British Virgin Islands and Germany.

2025 Income tax expense (GAAP) reflected:

•
a net discrete tax benefit of $251 million realized from changes in the Company's organizational entity structure;
•
a discrete tax benefit of $67 million related to stock-based compensation awards that vested in 2025; and
•
a discrete tax benefit of $29 million recognized in connection with the Charitable Contribution.

The as adjusted effective tax rate of 21.5% for 2025 excluded the tax impact associated with the Charitable Contribution due to its nonrecurring nature.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which includes permanently extending key tax provisions from the Tax Cuts and Jobs Act and modifications to the international tax framework. The Company is evaluating the impact of these provisions on the Company's consolidated financial statements.

2024 Income tax expense (GAAP) reflected:

•
a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure;
•
a discrete tax benefit of $63 million related to the realization of changes in the Company's organizational entity structure;
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

	December 31, 2025
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$11,468	$—	$461	$11,007
Accounts receivable	5,158	—	—	5,158
Investments	13,271	—	2,567	10,704
Separate account assets and collateral held under securities lending agreements	68,020	68,020	—	—
Operating lease right-of-use assets	1,874	—	—	1,874
Other assets(3)	6,956	—	187	6,769
Subtotal	106,747	68,020	3,215	35,512
Goodwill and intangible assets, net	63,251	—	—	63,251
Total assets	$169,998	$68,020	$3,215	$98,763
Liabilities
Accrued compensation and benefits	$3,830	$—	$—	$3,830
Accounts payable and accrued liabilities	1,740	—	—	1,740
Borrowings	12,768	—	—	12,768
Separate account liabilities and collateral liabilities under securities lending agreements	68,020	68,020	—	—
Contingent consideration liabilities	8,429	—	—	8,429
Deferred income tax liabilities(4)	4,618	—	—	4,618
Operating lease liabilities	2,228	—	—	2,228
Other liabilities	6,823	—	458	6,365
Total liabilities	108,456	68,020	458	39,978
Equity
Total BlackRock, Inc. stockholders’ equity	55,888	—	—	55,888
Noncontrolling interests	5,654	—	2,757	2,897
Total equity	61,542	—	2,757	58,785
Total liabilities and equity	$169,998	$68,020	$3,215	$98,763
(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $6.1 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 25, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2025 and 2024 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2025 included $461 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2025). Accounts receivable at December 31, 2025 increased $854 million from December 31, 2024, primarily due to higher base and performance fee and technology services and subscription revenue which includes the impact of the HPS and Preqin Transactions. Investments at December 31, 2025 increased $3.5 billion from December 31, 2024 (for more information see Investments herein). Goodwill and intangible assets, net at December 31, 2025 increased $16.6 billion from December 31, 2024, primarily due to the Preqin, HPS and ElmTree Transactions, partially offset by amortization of intangible assets. Operating lease right-of-use ("ROU") assets at December 31, 2025 increased $355 million from December 31, 2024 (substantially offset by an increase in operating lease liabilities), primarily related to the HPS Transaction. Other assets at December 31, 2025 increased $2.3 billion from December 31, 2024, primarily related to additional minority investments, unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), and due from related parties.

Liabilities. Accrued compensation and benefits at December 31, 2025 increased $866 million from December 31, 2024, primarily due to higher 2025 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2025 increased $204 million from December 31, 2024, primarily due to higher interest on borrowings and increased accruals, including accruals related to direct fund expense. Contingent consideration liabilities at December 31, 2025 increased $4.1 billion from December 31, 2024, primarily due to the contingent consideration liabilities in connection with the HPS Transaction and a change in fair value of contingent consideration in connection with the GIP Transaction, largely related to changes in discount rate, stock price, and passage of time. Operating lease liabilities at December 31, 2025 increased $320 million from December 31, 2024 (substantially offset by an increase in ROU assets), primarily related to the HPS Transaction. Other liabilities at December 31, 2025 increased $2.8 billion from December 31, 2024, primarily due to an increase in the Company's deferred carried interest liability, including the deferred carried interest acquired in connection with the HPS Transaction, and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at December 31, 2025 increased $1.3 billion from December 31, 2024, primarily due to the effects of temporary differences associated with the Preqin, HPS, and ElmTree Transactions, partially offset by the stock-based compensation and outside basis differences on foreign subsidiaries.

Investments

The Company’s investments were $13.3 billion and $9.8 billion at December 31, 2025 and 2024, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI - CIPs portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2025	December 31, 2024
Investments, GAAP	$13,271	$9,769
Investments held by CIPs	(9,131)	(5,752)
Net interest in CIPs(1)	6,564	3,877
Investments, as adjusted	10,704	7,894
Investments related to deferred cash compensation plans	(337)	(185)
Hedged exposures	(1,682)	(1,757)
Federal Reserve Bank stock	(87)	(93)
Carried interest	(3,710)	(1,983)
Total “economic” investment exposure(2)	$4,888	$3,876
(1)
Amounts include $3.7 billion and $1.9 billion of carried interest (VIEs) at December 31, 2025 and 2024, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include corporate minority investments included in other assets on the consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Equity/Fixed income/Multi-asset(1)	$4,212	$3,025
Alternatives:
Private equity	761	1,199
Real assets	687	629
Other alternatives(2)	910	780
Alternatives subtotal	2,358	2,608
Hedged exposures	(1,682)	(1,757)
Total “economic” investment exposure	$4,888	$3,876
(1)
Amounts include seed investments in equity, fixed income, and multi-asset ETFs/mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for 2025 and 2024 was as follows:

(in millions)	2025	2024
Investments, as adjusted, beginning balance	$7,894	$7,874
Acquisition(1)	1,972	—
Purchases/capital contributions	2,588	2,214
Sales/maturities	(1,681)	(1,888)
Distributions(2)	(831)	(466)
Market appreciation(depreciation)/earnings from equity method investments	314	220
Carried interest capital allocations/(distributions)	286	8
Other(3)	162	(68)
Investments, as adjusted, ending balance	$10,704	$7,894
(1)
Amount represents investments acquired, including $1.4 billion of carried interest which is offset by an increase in assumed deferred carry interest liability, associated with the HPS Transaction. See Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for further information.
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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465
Net cash provided by/(used in) operating activities	4,956	(2,311)	7,267
Net cash provided by/(used in) investing activities	(3,004)	(127)	(2,877)
Net cash provided by/(used in) financing activities	2,236	2,319	(83)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(162)	—	(162)
Net increase/(decrease) in cash, cash equivalents and restricted cash	4,026	(119)	4,145
Cash, cash equivalents and restricted cash, December 31, 2024	$12,779	$169	$12,610
Net cash provided by/(used in) operating activities	3,927	(3,536)	7,463
Net cash provided by/(used in) investing activities	(4,418)	113	(4,531)
Net cash provided by/(used in) financing activities	(1,127)	3,715	(4,842)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	329	—	329
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,289)	292	(1,581)
Cash, cash equivalents and restricted cash, December 31, 2025	$11,490	$461	$11,029

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

Cash flows used in investing activities, excluding the impact of CIPs, for 2025 were $4.5 billion, primarily reflecting $3.1 billion related to the Preqin Transaction, $369 million related to the HPS Transaction, $1.1 billion of net purchases of investments and $375 million of purchases of property and equipment, partially offset by $390 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for 2025 were $4.8 billion, primarily resulting from $3.3 billion of dividends/Subco distributions, $2.0 billion worth of share and share equivalents repurchases, including $326 million of employee tax withholdings related to employee stock transactions, and repayment of $796 million of long-term borrowings, partially offset by $1.1 billion of proceeds from long-term borrowings and $167 million from stock options exercised.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at December 31, 2025 and 2024 were as follows:

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents(1)	$11,468	$12,762
Cash and cash equivalents held by CIPs(2)	(461)	(169)
Subtotal(3)	11,007	12,593
Credit facility — undrawn	5,900	5,400
Total liquidity resources	$16,907	$17,993
(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 65% at December 31, 2025 and 2024, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $1.1 billion during 2025, primarily reflecting $3.1 billion related to the Preqin Transaction, dividends/distributions of $3.3 billion, share and share equivalent repurchases of $2.0 billion, $1.1 billion of net purchases of investments, and $369 million related to the HPS Transaction, partially offset by a $500 million increase in the aggregate commitment amount under the credit facility, approximately $285 million of net proceeds from long-term borrowings, and cash flows from operating activities.

A significant portion of the Company’s $10.7 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During 2025, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.6 million shares and share equivalents for approximately $1.6 billion. At December 31, 2025, there were approximately 2.2 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept deposits or make commercial loans and whose operations are limited to trust and other fiduciary activities. BTC provides investment management and other fiduciary services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the US Office of the Comptroller of the Currency.

At December 31, 2025 and 2024, the Company was required to maintain approximately $2.2 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

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

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2025. At December 31, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At December 31, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at December 31, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At December 31, 2025, there was no amount outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2025 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
3.20% Notes(1)	$700	$699	March 2027
4.60% Notes	800	798	July 2027
4.70% Notes	500	497	March 2029
3.25% Notes(1)	1,000	995	April 2029
2.40% Notes(1)	1,000	997	April 2030
1.90% Notes(1)	1,250	1,244	January 2031
2.10% Notes(1)	1,000	991	February 2032
4.75% Notes(1)	1,250	1,235	May 2033
5.00% Notes	1,000	994	March 2034
4.90% Notes	500	495	January 2035
3.75% Notes(2)	1,175	1,167	July 2035
5.25% Notes	1,500	1,470	March 2054
5.35% Notes	1,200	1,186	January 2055
Total long-term borrowings	$12,875	$12,768
(1)
Issued by Old BlackRock and guaranteed by BlackRock, Inc.
(2)
The carrying value of the 3.75% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2025.

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at December 31, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the €700 million (or approximately $822 million based on the EUR/USD foreign exchange rate at December 31, 2025) 1.25% Notes in May 2025 at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at December 31, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes.

For more information on the Company’s borrowings, see Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Supplemental Guarantor Information

BlackRock, Inc. (“New BlackRock”) is the issuer of 4.6% Notes due 2027, 4.7% Notes due 2029, 5.0% Notes due 2034, 4.9% Notes due 2035, 3.75% Notes due 2035, 5.25% Notes due 2054 and 5.35% Notes due 2055 (collectively the "New BlackRock Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by Old BlackRock ("Notes Guarantees"). The New BlackRock Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock's and Old BlackRock's other unsubordinated indebtedness, respectively. No other subsidiary of New BlackRock or Old BlackRock guarantees the New BlackRock Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and Old BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the separate indentures governing the New BlackRock Notes. See Note 15, Borrowings, in the notes to the consolidated financial statements for further information on New BlackRock Notes.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025 and December 31, 2024. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

(in millions)	December 31, 2025	December 31, 2024
Assets
Receivables from non-guarantor subsidiaries	$2,655	$7,681
Goodwill and intangible assets	27,274	27,273
Other assets	1,228	362
Total assets	$31,157	$35,316
Liabilities
Borrowings	$12,769	$12,314
Payable to non-guarantor subsidiaries	5,485	10,206
Other liabilities	3,806	3,278
Total liabilities	$22,060	$25,798

Summarized Income Statement (unaudited)

For 2025, net loss of the Obligor Group was $1.2 billion, primarily comprised of $288 million amortization expense, a loss of $631 million primarily related to a change in fair value of contingent consideration, and $514 million of interest expense, partially offset by a tax benefit. Revenue during this period was not material.

For 2024, net loss of the Obligor Group was $767 million and primarily comprised of $87 million amortization expense, a gain of $31 million related to a change in fair value of contingent consideration, a $35 million impairment charge, $391 million of interest expense, and related taxes. Revenue during this period was not material.

Contractual Obligations, Commitments and Contingencies

The Company’s material contractual obligations, commitments and contingencies at December 31, 2025 include borrowings, operating leases, investment commitments, compensation and benefits obligations, purchase obligations, and contingent consideration liabilities.

Borrowings. At December 31, 2025, the Company had outstanding borrowings with varying maturities for an aggregate principal amount of $12.9 billion, none of which is payable within 12 months. Future interest payments associated with these borrowings total $6.4 billion, of which $505 million is payable within 12 months. See Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. At December 31, 2025, the Company had operating lease payment obligations of approximately $2.8 billion, of which $237 million is payable within 12 months. See Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Investment Commitments. At December 31, 2025, the Company had $2.4 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real asset funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements. Accrued compensation and benefits at December 31, 2025 totaled $3.8 billion and included annual incentive compensation of $2.7 billion, deferred compensation of $0.5 billion and other compensation and benefits related obligations of $0.5 billion. Substantially all of the incentive compensation liability was paid in the first quarter of 2026, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2025, the Company’s obligations primarily reflected standard service contracts for market data, technology, office-related services, marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2025. At December 31, 2025, the Company had purchase obligations of approximately $1.0 billion, of which $460 million is payable within 12 months.

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2025 totaled $8.4 billion, including $4.8 billion and $3.5 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. See Note 3, Acquisitions, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies as well as recent accounting developments, see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of December 31, 2025, the Company was deemed to be the PB of approximately 125 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

Changes in Valuation. Changes in value on $9.0 billion of investments will impact the Company’s nonoperating income (expense), $594 million are held at cost or amortized cost and the remaining $3.7 billion relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2025, changes in fair value of $5.5 billion of CIPs will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of CIPs was $2.9 billion.

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

During 2025, BlackRock recorded approximately $3.0 billion of indefinite-lived management contracts, $2.7 billion of finite-lived management contracts and $1.0 billion of finite-lived investor relationships in connection with the HPS Transaction and $1.1 billion of finite-lived customer relationships and $125 million of finite-lived technology-related intangible assets in connection with the Preqin Transaction.

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

Goodwill. The Company assesses its goodwill for impairment at least annually, considering qualitative factors such as entity-specific and macroeconomic factors as potential impairment indicators as well as quantitative factors such as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2025 indicated no impairment charge was required. The Company continues to monitor various impairment indicators as well as its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2025, the Company had $35.3 billion of goodwill, including $6.8 billion and $2.4 billion in connection with the HPS and Preqin Transactions, respectively, and the Company’s common stock closed at $1,070, which exceeded its book value of $360 per share.

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

Finite-lived intangible assets represent finite-lived investor/customer relationships, technology related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time. Finite-lived intangible assets are amortized over their remaining expected useful lives, which, at December 31, 2025 ranged from approximately 1 to 14 years with a weighted-average remaining estimated useful life of approximately 8 years.

The Company performs assessments to determine if any intangible assets are impaired at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible assets might be impaired.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock performs certain quantitative assessments and assesses various significant quantitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other qualitative factors including: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (2) industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (3) Company-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset, which is generally determined using an income approach, is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test, using an undiscounted cash flow analysis. Factors included in evaluating finite-lived customer relationships, technology related assets and trade names include technology services and subscription revenue trends, customer attrition rates, obsolescence rates, and royalty rates. For finite-lived management contracts and investor-relationships, evaluation is based on changes in assumptions including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the book value of the asset and its current estimated fair value would be recognized as an expense in the period in which the impairment occurs.

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed and whether the indefinite-life and finite-life classifications are still appropriate. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $775 million, $241 million and $151 million for 2025, 2024 and 2023, respectively.

In 2025, 2024 and 2023, the Company performed its annual impairment assessment, including evaluating various qualitative factors and performing certain quantitative assessments. In 2025, the Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. In 2024, based on this assessment, the Company determined that the indefinite-lived intangible assets related to certain acquired open-end management contracts were impaired, and as a result, recorded a noncash impairment charge of $50 million, included within amortization and impairment of intangible assets expense on the consolidated statements of income. The impairment was primarily the result of a decrease in certain quantitative factors, including reduced growth expectation, lower revenue basis points and net client outflows, which caused the fair value to decline below its carrying value. While the Company believes all assumptions utilized in the analysis are reasonable and appropriate, changes in these estimates could produce different fair value amounts, which could drive additional impairment in future periods. In addition, the Company determined that no impairment charges were required for any other intangible assets, and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. In 2023, the Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2025 totaled $8.4 billion, including $4.8 billion and $3.5 billion related to the GIP and HPS Transactions, respectively.

The contingent payments related to the GIP Transaction, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.5% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs).

The payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. The fair value of the HPS Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.7%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs).

Subsequent changes of estimated fair value of contingent consideration are recorded within the change in fair value of contingent consideration line item of the consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2025 and 2024, the Company had $3.5 billion and $1.9 billion, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties, which may be subject to clawback. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2025 and 2024.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2025, BlackRock had $511 million of gross unrecognized tax benefits, of which $435 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2025, the Company had deferred income tax assets of $189 million and deferred income tax liabilities of $4.6 billion on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

Accounting Developments

For accounting pronouncements that the Company adopted during 2025 and for accounting pronouncements not yet adopted by the Company, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2025, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.7 billion and $1.8 billion at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, approximately $9.1 billion and $5.8 billion, respectively, of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio at December 31, 2025 and 2024 were $4.9 billion and $3.9 billion, respectively. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement of Financial Condition Overview – Investments for further information on the Company’s investments.

Equity Market Price Risk. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The following table provides the Company's net exposure to equity market price risk and hypothetical exposure to a 10% adverse change in market prices:

	As of December 31,
	2025		2024
(in millions)	Net Exposure	Effect of -10% Change	Net Exposure	Effect of -10% Change
Equity Market Price Risk
Investments	$1,084	$108	$1,899	$190

Interest Rate/Credit Spread Risk. Investments subject to interest rate and credit spread risk include debt securities and sponsored investment products that invest primarily in debt securities. The following table provides the Company's exposure to interest rate risk and credit spread risk and hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads:

	As of December 31,
	2025		2024
(in millions)	Exposure	Effect of -100 Basis Point Change	Exposure	Effect of -100 Basis Point Change
Interest Rate/Credit Spread Risk
Investments	$3,804	$81	$1,977	$54

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies is primarily based in the British pound and euro. The following table provides the Company's exposure to foreign currencies and hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates:

	As of December 31,
	2025		2024
(in millions)	Exposure	Effect of -10% Change	Exposure	Effect of -10% Change
Foreign Exchange Rate Risk
Investments	$1,577	$158	$1,111	$111

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2025 and 2024, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.0 billion and $3.6 billion, with expiration dates in first quarter of 2026 and 2025, respectively. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At December 31, 2025 and 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $231 million and $197 million, with expiration dates during the first quarter of 2026 and 2025, respectively.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2026

Item 9B. Other Information

Section 13(r) Disclosure:

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided to us by Malaysia Airport Holdings Berhad.

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

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2025 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of BlackRock, Inc.
3.2(2)	Amended and Restated Bylaws of BlackRock, Inc.
4.1	Description of Securities
4.2(3)	Indenture, dated September 17, 2007, between BlackRock Finance, Inc. and The Bank of New York, as trustee
4.3(4)	Form of 3.200% Notes due 2027
4.4(5)	Form of 3.250% Notes due 2029
4.5(6)	Form of 2.400% Notes due 2030
4.6(7)	Form of 1.900% Notes due 2031
4.7(8)	Form of 2.10% Notes due 2032
4.8(9)	Form of 4.750% Notes due 2033
4.9(10)	Indenture, dated March 14, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee.
4.10(10)	First Supplemental Indenture, dated March 14, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee.
4.11(11)	Second Supplemental Indenture, dated July 26, 2024, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee
4.12(10)	Form of Note for the 4.700% Notes due 2029
4.13(10)	Form of Note for the 5.000% Notes due 2034
4.14(10)	Form of Note for the 5.250% Notes due 2054
4.15(11)	Form of Note for the 4.600% Notes due 2027
4.16(11)	Form of Note for the 4.900% Notes due 2035
4.17(11)	Form of Note for the 5.350% Notes due 2055
4.18(2)	Guarantee of BlackRock Finance, Inc. Indebtedness, dated October 1, 2024
4.19(12)	Indenture, dated April 3, 2025, among BlackRock, Inc., BlackRock Finance, Inc. and The Bank of New York Mellon, as trustee
4.20(12)

First Supplemental Indenture, dated April 3, 2025, among BlackRock, Inc., BlackRock Finance, Inc., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent

4.21(12)	Form of Note for the 3.750% Notes due 2035
10.1(13)	BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.2(14)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan+
10.3(15)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan+
10.4(16)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.5(16)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.6(17)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.7(18)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.8(18)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.9(18)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+

10.10(19)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015+

Exhibit No.	Description
10.11(20)

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

10.12(21)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.13(22)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.14(23)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.15(24)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.16(25)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.17(26)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.18(27)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.19(28)

Amendment No. 8, dated as of March 29, 2019, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.20(29)

Amendment No. 9, dated as of March 31, 2020, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.21(30)

Amendment No. 10, dated as of March 31, 2021, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.22(31)

Amendment No. 11, dated as of December 13, 2021, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.23(32)

Amendment No. 12, dated as of March 31, 2022, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.24(33)

Amendment No. 13, dated as of March 31, 2023, by and among BlackRock Finance, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.25(34)

Amendment No. 14, dated as of March 12, 2024, by and among BlackRock, Inc., BlackRock Finance, Inc., certain subsidiaries of BlackRock, Inc., Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein**

10.26(35)

Amendment No. 15, dated as of May 31, 2024, by and among BlackRock, Inc., BlackRock Finance, Inc., certain subsidiaries of BlackRock, Inc., Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.27(36)

Amendment No. 16, dated as of April 4, 2025, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.28(37)	Form of Commercial Paper Dealer Agreement among BlackRock, Inc., as issuer, BlackRock Finance, Inc., as guarantor, and the applicable Dealer party thereto
10.29(38)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom

10.30(39)	Lease, by and between BlackRock Finance, Inc. and 50 HYMC Holdings LLC*
10.31(40)	BlackRock, Inc. Leadership Retention Carry Plan+
10.32(41)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan+
10.33(42)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+
10.34(1)	Adebayo O. Ogunlesi Offer Letter+
10.35(1)	Form of Carry Points Award Letter for Adebayo O. Ogunlesi+**
10.36(43)	Form of Carry Incentive Award Letter for Laurence D. Fink+**
10.37(44)	Executive Carry Program: Form of Award Letter+**
19.1	Global Insider Trading Policy

Exhibit No.	Description
21.1	Subsidiaries of Registrant
22.1	Subsidiary Guarantor and Issuer of Guaranteed Securities
23.1	Deloitte & Touche LLP Consent
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
97.1(45)	Policy Relating to Recovery of Erroneously Awarded Compensation
99.1	Section 13(r) Disclosure
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)
Incorporated by reference to BlackRock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K12B filed on October 1, 2024.
(3)
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
(10)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on March 14, 2024.
(11)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on July 26, 2024.
(12)
Incorporated by reference to BlackRock, Inc.'s Current Report on Form 8-K filed on April 3, 2025.
(13)
Incorporated by reference to BlackRock Finance, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 4, 2024.
(14)
Incorporated by reference to BlackRock Holdco 2, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.
(15)
Incorporated by reference to BlackRock Holdco 2, Inc.’s Current Report on Form 8-K filed on May 24, 2006.
(16)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
(17)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(18)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on October 5, 2006.
(19)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.
(20)
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
(35)
Incorporated by reference to BlackRock Finance, Inc.’s Current Report on Form 8-K filed on May 31, 2024.
(36)
Incorporated by reference to BlackRock, Inc.'s Current Report on Form 8-K on April 7, 2025.
(37)
Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K filed on November 8, 2024.
(38)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.
(39)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(40)
Incorporated by reference to BlackRock Finance, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

(41)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(42)
Incorporated by reference to BlackRock Finance, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
(43)
Incorporated by reference to BlackRock, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
(44)
Incorporated by reference to BlackRock, Inc.’s Current Report on Form 8-K filed on January 16, 2026.
(45)
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

February 25, 2026

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

Signature	Title	Date
/s/ Laurence D. Fink	Chairman, Chief Executive Officer and Director	February 25, 2026
Laurence D. Fink	(Principal Executive Officer)
/s/ Martin S. Small	Senior Managing Director and Chief Financial Officer	February 25, 2026
Martin S. Small	(Principal Financial Officer)
/s/ Marc D. Comerchero	Managing Director and Chief Accounting Officer	February 25, 2026
Marc D. Comerchero	(Principal Accounting Officer)
/s/ Pamela Daley	Director	February 25, 2026
Pamela Daley
/s/ Gregory J. Fleming	Director	February 25, 2026
Gregory J. Fleming
/s/ William E. Ford	Director	February 25, 2026
William E. Ford
/s/ Fabrizio Freda	Director	February 25, 2026
Fabrizio Freda
/s/ Murry S. Gerber	Director	February 25, 2026
Murry S. Gerber
/s/ Margaret L. Johnson	Director	February 25, 2026
Margaret L. Johnson
/s/ Robert S. Kapito	Director	February 25, 2026
Robert S. Kapito
/s/ Cheryl D. Mills	Director	February 25, 2026
Cheryl D. Mills
/s/ Kathleen Murphy	Director	February 25, 2026
Kathleen Murphy
/s/ Amin. H. Nasser	Director	February 25, 2026
Amin H. Nasser
/s/ Gordon M. Nixon	Director	February 25, 2026
Gordon M. Nixon
/s/ Adebayo Ogunlesi	Director	February 25, 2026
Adebayo Ogunlesi
/s/ Kristin Peck	Director	February 25, 2026
Kristin Peck
/s/ Charles H. Robbins	Director	February 25, 2026
Charles H. Robbins
/s/ Hans E. Vestberg	Director	February 25, 2026
Hans E. Vestberg
/s/ Susan L. Wagner	Director	February 25, 2026
Susan L. Wagner
/s/ Mark Wilson	Director	February 25, 2026
Mark Wilson
/s/ Gregg R. Lemkau	Director	February 25, 2026
Gregg R. Lemkau

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Acquisition of HPS Investment Partners (“HPS”) – Fair Value of intangible assets related to management contracts and contingent consideration — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

On July 1, 2025, the Company completed the acquisition of HPS for consideration at close of approximately 8.5 million Class B-2 common units (“Subco Units”) of BlackRock Saturn Subco, LLC (“Subco”). In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco units, may be due subject to achieving certain performance targets. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the transaction close. The Company recorded approximately $5.7 billion of intangible assets related to management contracts as of the acquisition date (the “acquired management contracts”), of which $2.7 billion are finite-lived intangible assets and $3.0 billion are indefinite-lived intangible assets. Additionally, the Company recorded an estimated contingent consideration liability of approximately $3.4 billion.

Acquired management contracts are valued using discounted cash flow methods based on future cash flows specific to the type of intangible asset acquired. The determination of fair value requires management to make estimates and assumptions related to forecasted revenue and cash flows and the determination of the discount rates and a long-term growth rate for the acquired management contracts.

The fair value of the contingent consideration was determined using an income approach where management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. The determination of fair value requires management to make estimates and assumptions related to projected fee related earnings (“FRE”), discount rate and common stock volatility.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired management contracts and contingent consideration included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s valuation of acquired management contracts and contingent consideration, including management’s controls over forecasts of future revenue and cash flows, projected FRE, and determination of discount rates and a long-term growth rate.
•
We evaluated the reasonableness of management’s forecasted revenue and cash flows and projected FRE, by comparing management’s projections to historical results, contractual revenue agreements in place, and relevant industry reports and evaluated whether the forecasted revenue and cash flows and projected FRE were consistent with evidence obtained in other areas of the audit.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodologies and valuation assumptions used in the fair value analysis by:
o
Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the valuation.
o
For acquired management contracts, evaluating the reasonableness of the methodology used, and developing a range of independent estimates and comparing those to the discount rates and a long-term growth rate selected by management.
o
For contingent consideration, evaluating the reasonableness of the methodology used, the acceptability of the valuation assumptions used, as well as evaluating the probability of contingent future events.

Impairment of indefinite-lived intangible assets related to certain management contracts — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets are comprised of management contracts, trade names/trademarks and licenses acquired in business acquisitions. The Company performs its impairment assessment of its indefinite-lived intangible assets at least annually, as of July 31st. In 2025, the annual assessment excluded indefinite-lived intangible assets related to HPS as the acquisition was finalized July 1, 2025; therefore, the fair value calculation was done in close proximity to the annual impairment assessment date. Refer to Acquisition of HPS – fair value of intangible assets related to management contracts and contingent consideration critical audit matter for discussion of the acquisition of HPS. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, the Company performs certain quantitative assessments and assesses various significant qualitative factors. If an indefinite-lived intangible asset is determined to be more likely than not impaired, the fair value of the asset is then compared with its carrying value. Any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. The determination of fair value requires management to make estimates and assumptions related to revenue basis points, projected AUM growth rates, operating margins, tax rates, and discount rates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of fair value of indefinite-lived intangible assets related to certain management contracts included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s assessment of the factors that impact the fair value of the Company’s indefinite-lived intangible assets. These factors include revenue basis points, projected AUM growth rates, operating margins, tax rates, and the determination of the discount rates.
•
We evaluated the reasonableness of management’s assumptions related to revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates by comparing management’s projections to historical amounts, internal communications to management and the Board of Directors, and forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
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
•
We evaluated the impact of changes in management’s forecasts from July 31, 2025, the annual impairment assessment date, to December 31, 2025.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2026

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents(1)	$11,468	$12,762
Accounts receivable	5,158	4,304
Investments(1)	13,271	9,769
Separate account assets	60,098	52,811
Separate account collateral held under securities lending agreements	7,922	6,059
Property and equipment (net of accumulated depreciation and amortization of $1,692 and $1,553 at December 31, 2025 and 2024, respectively)	1,256	1,103
Intangible assets (net of accumulated amortization of $1,482 and $782 at December 31, 2025 and 2024, respectively)	27,968	20,743
Goodwill	35,283	25,949
Operating lease right-of-use assets	1,874	1,519
Other assets(1)	5,700	3,596
Total assets	$169,998	$138,615
Liabilities
Accrued compensation and benefits	$3,830	$2,964
Accounts payable and accrued liabilities	1,740	1,536
Borrowings	12,768	12,314
Separate account liabilities	60,098	52,811
Separate account collateral liabilities under securities lending agreements	7,922	6,059
Contingent consideration liabilities	8,429	4,302
Deferred income tax liabilities	4,618	3,334
Operating lease liabilities	2,228	1,908
Other liabilities(1)	6,823	4,032
Total liabilities	108,456	89,260
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	2,636	1,691
Redeemable NCI - Subco	2,791	—
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2025 and 2024;
   Shares issued: 156,276,289 and 155,318,170 at December 31, 2025 and 2024, respectively;
   Shares outstanding: 155,069,171 and 154,947,813 at December 31, 2025 and 2024, respectively

Additional paid-in capital	19,748	13,446
Retained earnings	37,899	35,611
Accumulated other comprehensive loss	(545)	(1,178)
Treasury stock, common, at cost (1,207,118 and 370,357 shares held at December 31, 2025 and 2024, respectively)	(1,216)	(386)
Total BlackRock, Inc. stockholders’ equity	55,888	47,495
Nonredeemable NCI - CIPs	227	169
Total permanent equity	56,115	47,664
Total liabilities, temporary equity and permanent equity	$169,998	$138,615
(1)
At December 31, 2025, cash and cash equivalents, investments, other assets and other liabilities include $428 million, $8.5 billion, $76 million and $4.1 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $125 million, $5.1 billion, $45 million and $2.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except per share data)	2025	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$18,474	$15,485	$13,724
Securities lending revenue	705	615	675
Total investment advisory, administration fees and securities lending revenue	19,179	16,100	14,399
Investment advisory performance fees	1,424	1,207	554
Technology services and subscription revenue	1,981	1,603	1,485
Distribution fees	1,355	1,273	1,262
Advisory and other revenue	277	224	159
Total revenue	24,216	20,407	17,859
Expense
Employee compensation and benefits	8,446	6,546	5,779
Sales, asset and account expense:
Distribution and servicing costs	2,460	2,171	2,051
Direct fund expense	1,767	1,464	1,331
Sub-advisory and other	233	140	116
Total sales, asset and account expense	4,460	3,775	3,498
General and administration expense	2,731	2,257	2,092
Change in fair value of contingent consideration	720	(36)	3
Restructuring charge	39	—	61
Amortization and impairment of intangible assets	775	291	151
Total expense	17,171	12,833	11,584
Operating income	7,045	7,574	6,275
Nonoperating income (expense)
Net gain (loss) on investments	634	492	699
Interest and dividend income	554	767	473
Interest expense	(614)	(538)	(292)
Total nonoperating income (expense)	574	721	880
Income before income taxes	7,619	8,295	7,155
Income tax expense	1,677	1,783	1,479
Net income	5,942	6,512	5,676
Less:
Net income (loss) attributable to NCI - CIPs	262	143	174
Net income (loss) attributable to NCI - Subco	127	—	—
Net income attributable to BlackRock, Inc.	$5,553	$6,369	$5,502
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$35.83	$42.45	$36.85
Diluted	$35.31	$42.01	$36.51
Weighted-average common shares outstanding:
Basic	155.0	150.0	149.3
Diluted (including Subco Units)	160.9	151.6	150.7

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2025	2024	2023
Net income	$5,942	$6,512	$5,676
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	606	(338)	261
Comprehensive income (loss)	6,548	6,174	5,937
Less:
Comprehensive income (loss) attributable to NCI - CIPs	262	143	174
Comprehensive income (loss) attributable to NCI - Subco	127	—	—
Comprehensive income attributable to BlackRock, Inc.	$6,159	$6,031	$5,763
(1)
Amount for 2025 includes a loss from a net investment hedge of $96 million (net of tax benefit of $30 million). Amount for 2024 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909	$—
Net income	—	5,502	—	—	5,502	16	5,518	158	—
Dividends declared ($20.00 per share)	—	(3,035)	—	—	(3,035)	—	(3,035)	—	—
Stock-based compensation	630	—	—	—	630	—	630	—	—
Issuance of common shares related to employee stock transactions	(569)	—	—	698	129	—	129	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(375)	(375)	—	(375)	—	—
Shares repurchased	—	—	—	(1,509)	(1,509)	—	(1,509)	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(16)	(16)	1,643	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	21	21	(970)	—
Other comprehensive income (loss)	—	—	261	—	261	—	261	—	—
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740	$—
Net income	—	6,369	—	—	6,369	—	6,369	143	—
Dividends declared ($20.40 per share)	—	(3,101)	—	—	(3,101)	—	(3,101)	—	—
Stock-based compensation	753	—	—	—	753	—	753	—	—
Issuance of common shares related to employee stock transactions	(215)	—	—	706	491	—	491	—	—
Issuance of common shares in connection with the GIP Transaction	5,904	—	—	—	5,904	—	5,904	—	—
Cancellation of treasury stock, common in connection with the GIP Transaction	(12,829)	—	—	12,829	—	—	—	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(305)	(305)	—	(305)	—	—
Shares repurchased	—	—	—	(1,625)	(1,625)	—	(1,625)	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	16	16	2,389	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(2,581)	—
Other comprehensive income (loss)	—	—	(338)	—	(338)	—	(338)	—	—
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691	$—
Net income	—	5,553	—	—	5,553	(2)	5,551	264	127
Dividends/distributions declared ($20.84 per share)	—	(3,265)	—	—	(3,265)	—	(3,265)	—	(82)
Stock-based compensation	1,307	—	—	—	1,307	—	1,307	—	—
Issuance of common shares related to employee stock transactions	(151)	—	—	346	195	—	195	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(326)	(326)	—	(326)	—	—
Issuance of Subco Units/common shares in connection with acquisitions	5,713	—	—	—	5,713	—	5,713	—	2,981
Shares/Subco Units repurchased	(524)	—	—	(850)	(1,374)	—	(1,374)	—	(251)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	16	16	3,811	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	44	44	(3,130)	—
Other comprehensive income (loss)	—	—	606	—	606	—	606	—	—
Change in BlackRock, Inc.'s ownership interest	(43)	—	27	—	(16)	—	(16)	—	16
December 31, 2025	$19,750	$37,899	$(545)	$(1,216)	$55,888	$227	$56,115	$2,636	$2,791
(1)
Amounts include $2 million of common stock at December 31, 2025, 2024, 2023 and 2022.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2025	2024	2023
Operating activities
Net income	$5,942	$6,512	$5,676
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,126	529	427
Impairment of intangible assets	—	50	—
Noncash lease expense	148	129	140
Stock-based compensation	1,307	753	630
Deferred income tax expense (benefit)	(631)	(106)	124
Charitable Contribution	109	—	—
Change in fair value of contingent consideration	720	(36)	3
Other investment gains	(289)	(126)	—
Net (gains) losses within CIPs	(480)	(269)	(380)
Net (purchases) proceeds within CIPs	(4,214)	(2,672)	(1,780)
(Earnings) losses from equity method investees	(51)	(41)	(378)
Distributions of earnings from equity method investees	429	57	49
Other adjustments
Accounts receivable	(619)	(443)	(586)
Investments, trading	193	58	72
Other assets	(722)	317	(326)
Accrued compensation and benefits	659	367	145
Accounts payable and accrued liabilities	75	259	(26)
Other liabilities	225	(382)	375
Net cash provided by/(used in) operating activities	3,927	4,956	4,165
Investing activities
Purchases of investments	(1,384)	(818)	(846)
Proceeds from sales and maturities of investments	544	766	400
Distributions of capital from equity method investees	390	366	46
Net consolidations (deconsolidations) of sponsored investment funds	(97)	(127)	(26)
Acquisitions, net of cash acquired	(3,496)	(2,936)	(189)
Purchases of property and equipment	(375)	(255)	(344)
Net cash provided by/(used in) investing activities	(4,418)	(3,004)	(959)
Financing activities
Repayments of long-term borrowings	(796)	(1,000)	—
Proceeds from long-term borrowings	1,080	5,474	1,238
Dividends/Subco distributions paid	(3,347)	(3,101)	(3,035)
Proceeds from stock options exercised	167	464	95
Shares/Subco Units repurchased	(1,951)	(1,930)	(1,884)
Net proceeds from (repayments of) borrowings by CIPs	(112)	(58)	(59)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	3,827	2,405	1,627
Other financing activities	5	(18)	26
Net cash provided by/(used in) financing activities	(1,127)	2,236	(1,992)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	329	(162)	106
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,289)	4,026	1,320
Cash, cash equivalents and restricted cash, beginning of year	12,779	8,753	7,433
Cash, cash equivalents and restricted cash, end of year	$11,490	$12,779	$8,753
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$482	$289	$200
Income taxes (net of refunds)	$2,298	$1,699	$1,392
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$151	$215	$569
Issuance of Subco Units/common shares in connection with acquisitions	$8,694	$5,904	$—
Cancellation of treasury stock, common in connection with the GIP Transaction	$—	$(12,829)	$—
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(3,086)	$(2,581)	$(949)
Established contingent consideration liabilities in connection with acquisitions	$3,413	$4,246	$—

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Notes to the Consolidated Financial Statements

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment management and technology services to institutional and retail clients worldwide. On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS Investment Partners (the "HPS Transaction" or "HPS"), a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of BlackRock Saturn Subco, LLC ("Subco"), a consolidated subsidiary of the Company. Concurrent with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. See Note 3, Acquisitions, for information on the HPS Transaction.

BlackRock’s diverse platform of alpha-seeking active, private markets, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, private markets, liquid alternatives, digital assets, currencies and commodities, and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology and subscription services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, Preqin and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. NCI on the consolidated statements of financial condition represent the portion of CIPs and a consolidated affiliate. In addition, as of July 1, 2025, and subsequent to the HPS Transaction, NCI also represent Subco Units that are held by former equityholders of HPS. Intercompany balances and transactions have been eliminated upon consolidation.

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

Accounting Pronouncements Adopted in 2025

Income Tax Disclosure Requirements. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances annual income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The Company adopted disclosure requirements of ASU 2023-09 prospectively during the year ended December 31, 2025. See Note 25, Income Taxes, for further information.

Recent Accounting Pronouncements Not Yet Adopted

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

Accounting for Internal-Use Software Costs. In September 2025, the FASB issued ASU 2025-06, Target Improvements to Accounting for Internal-Use Software (“ASU 2025-06”), to better align the guidance (1) for development of software to be sold via SaaS and software to be sold via license by introducing new capitalization considerations and (2) with agile software development by eliminating the existing software project staging guidance. ASU 2025-06 is effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-06 on its consolidated financial statements.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company obtains either (1) the legal title or (2) a first ranking priority security interest, in the collateral. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the consolidated statements of financial condition. At December 31, 2025 and 2024, the fair value of loaned securities held by separate accounts was approximately $13.3 billion and $9.9 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $14.4 billion and $10.6 billion, respectively, of which approximately $7.9 billion as of 2025 and $6.1 billion as of 2024 was recognized on the consolidated statements of financial condition. During 2025 and 2024, the Company had not resold or repledged any of the collateral received under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

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

Noncontrolling Interests. Prior to July 1, 2025, NCI consisted of third-party ownership interests in the Company’s CIPs (“NCI – CIPs”) and 49.9% of an asset management company in China - BlackRock CCB Wealth Management Company Ltd. (“WMC”). The Company consolidates WMC, which it deems to be a VRE, because it exerts control over the financial and operating policies of the entity, based on the Company’s 50.1% ownership and voting rights.

Beginning on July 1, 2025, in connection with the HPS Transaction, NCI (redeemable) also represents Subco Units that were issued to former equityholders of HPS and will be exchangeable on a one-for-one basis into BlackRock common stock at the option of the holders when exchange rights begin. NCI - Subco is measured based on the Class B-2 common units' proportionate ownership in Subco.

NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value or carrying value if it is not probable that they will become redeemable. Nonredeemable NCI are classified as a component of permanent equity in the consolidated statements of financial condition. The Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders within net income (loss) attributable to NCI in the consolidated statements of income.

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

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are collateralized by either cash or securities, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending fees are based on (1) a percentage of the notional value of the loaned securities and (2) a spread between the interest earned on the reinvested cash collateral and the amount rebated to the borrower. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. Securities lending revenue earned by the Company is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

Technology services and subscription revenue. The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools and subscriptions, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

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

The Company generally measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s stock price on the date of grant. For incentive retention RSUs granted in connection with the GIP Transaction in October 2024, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the shares during the vesting period discounted at the appropriate risk-free interest rate, given that they are not entitled to participate in dividends until they vest (See Note 3, Acquisitions and Note 18, Stock-Based Compensation for further information on the GIP Transaction). For certain incentive retention RSUs granted in connection with the HPS Transaction in July 2025 and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability related to the holding period. Stock-based awards may have performance, market and/or service conditions. For employee stock options and awards with market conditions, the Company uses pricing models. Compensation cost for awards containing performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. If a stock-based award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $67 million, $37 million and $41 million during 2025, 2024 and 2023, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

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

3. Acquisitions

HPS Investment Partners

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS, a leading global credit investment manager, with substantially all consideration paid in Subco Units. The HPS Transaction, which added $165 billion of client AUM and $118 billion of fee-paying AUM, positions the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios. At close, approximately 8.5 million Subco Units were delivered to former equityholders of HPS and valued at $8.5 billion, based on the price of BlackRock's common stock on June 30, 2025 of approximately $1,049 and discounted for a one-year lack of marketability before exchange rights begin. Such Subco Units are exchangeable on a one-for-one basis into BlackRock common stock (accordingly, the value of each unit delivered was based on the price of a share of BlackRock's common stock and the specific terms of the Subco Units). Subco Units are also eligible to receive distributions at an amount equal to the dividend amount paid on each share of BlackRock common stock.

In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco Units, may be due subject to the achievement of certain post-closing conditions and financial performance milestones. The contingent consideration, if any, ranges from approximately 2.8 million to 4.4 million Subco Units and is expected to be payable approximately five years following the closing of the HPS Transaction. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party valuation specialist, was $3.4 billion at close, and was recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs). The contingent consideration was classified as a liability as the value of the consideration to be delivered in Subco Units is predominately based on achieving certain performance targets or certain settlement provisions of the Subco Units. See Note 8, Fair Value Disclosures and Note 16, Commitments and Contingencies for additional information on the contingent consideration related to HPS.

In addition, at the time of close, the Company granted incentive retention awards to certain employees of approximately 680,000 RSUs that vest in increasing yearly increments over five years valued at $675 million and approximately 270,000 RSUs valued at $260 million that cliff vested 100% at December 31, 2025. See Note 18, Stock-Based Compensation, for additional information on the incentive retention awards issued in connection with the HPS Transaction.

In general, if (i) the maximum amount of contingent consideration is achieved, (ii) all Subco Units are exchanged for shares of the Company's common stock (including those issued on the closing date), and (iii) all RSUs vest and are settled in the form of shares of the Company's common stock, the Company does not expect to issue more than approximately 13.8 million shares of common stock in the aggregate.

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

The following table summarizes the consideration paid for HPS and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Investments	$1,972
Finite-lived intangible assets:
Management contracts(1)	2,660
Investor relationships(1)	965
Indefinite-lived intangible assets - management contracts(2)	3,000
Goodwill	6,841
Operating lease ROU assets	178
Other assets	644
Accrued compensation and benefits	(262)
Accounts payable and accrued liabilities	(162)
Operating lease liabilities	(150)
Deferred income tax liabilities	(1,585)
Other liabilities assumed(3)	(1,880)
Total consideration, net of cash acquired	$12,221

Summary of consideration, net of cash acquired:
Closing consideration at fair value - Subco Units(4)	$8,452
Cash acquired	(244)
Deferred consideration at fair value - Subco Units(4)	3,400
Debt repayment	613
Total consideration, net of cash acquired	$12,221
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
(4)
The fair value for the closing consideration was determined based on approximately 8.5 million of Subco Units, which were delivered to former equityholders of HPS. The fair value of the deferred consideration was determined based on approximately 2.8 million to 4.4 million of Subco Units, and is subject to the achievement of certain post-closing conditions and financial performance milestones.

Transaction and integration costs incurred in connection with the HPS Transaction were approximately $525 million in 2025. These costs were primarily comprised of $465 million of compensation expense, mostly nonrecurring retention-related deferred compensation and $60 million of other acquisition-related transaction costs, largely related to advisory fees, legal fees and consulting expenses, recorded in general and administration expense.

At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the HPS Transaction.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 3 to 12 years. Amortization expense related to the finite-lived intangible assets was $234 million for 2025. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2026	$467
2027	467
2028	442
2029	368
2030	318
Thereafter	1,329
Total	$3,391

Preqin Holding Limited

On March 3, 2025, BlackRock completed the acquisition of 100% of the shares of Preqin Holding Limited (the "Preqin Transaction" or "Preqin"), a leading provider of private markets data, for £2.5 billion (or approximately $3.2 billion) in cash.

The purchase price for the Preqin Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and includes anticipated synergies from incorporating Preqin data, insight and analytics into BlackRock's investment technology, presenting an opportunity for Aladdin to bridge a transparency gap between public and private markets.

The following table summarizes the consideration paid for Preqin and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Finite-lived intangible assets:
Customer relationships(1)	$1,050
Technology-related(2)	125
Trade name	7
Goodwill	2,377
Other assets	59
Deferred revenue	(104)
Deferred income tax liabilities	(298)
Other liabilities assumed	(93)
Total consideration, net of cash acquired	$3,123

Summary of consideration, net of cash acquired:
Cash paid	$3,219
Cash acquired	(96)
Total consideration, net of cash acquired	$3,123
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

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 5 to 10 years. Amortization expense related to the finite-lived intangible assets was $95 million for 2025. The finite-lived intangible assets had a weighted-average remaining useful life of approximately eight years with remaining amortization expense as follows:

(in millions)
Year	Amount
2026	$136
2027	143
2028	154
2029	163
2030	146
Thereafter	345
Total	$1,087

See Note 11, Goodwill, Note 12, Intangible Assets, and Note 17, Revenue for further information regarding goodwill, intangible assets, and deferred revenue acquired, respectively.

Global Infrastructure Management, LLC

On October 1, 2024, BlackRock completed the acquisition of 100% of the issued and outstanding limited liability company interests of GIP (the "GIP Transaction"), a leading infrastructure fund manager. BlackRock expects the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. Consideration at close included approximately $3 billion in cash, funded through the issuance of long-term notes in March 2024 (See Note 15, Borrowings, for more information regarding the Company's borrowings), and 6.9 million of unregistered shares of BlackRock common stock. The shares were valued at $5.9 billion at close, based on the price of BlackRock's common stock on September 30, 2024 of approximately $950, discounted for security-specific registration restrictions for two years after closing, resulting in a value of approximately $855 per share. In addition, as part of the purchase consideration, a contingent consideration payment, all in stock, may be due subject to achieving certain performance targets. The contingent consideration payment, if any, ranges from 4.0 million to 5.2 million shares, and will ultimately be valued based on the price of BlackRock's common stock at the time the contingency is resolved. The payment is expected to be payable no later than December 31, 2028 and is based on the achievement of the agreed upon performance targets. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party valuation specialist, was $4.2 billion at close, and was recorded within contingent consideration liabilities in the consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). The contingent consideration payment was classified as a liability as the value of the consideration to be delivered in shares is predominately based on achieving certain performance targets. See Note 8, Fair Value Disclosures and Note 16, Commitments and Contingencies for additional information on the contingent consideration related to GIP.

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

The following table summarizes the consideration paid for GIP and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value
Finite-lived intangible assets:
Management contracts(1)	$1,840
Investor relationships(1)	820
Trade name(2)	80
Goodwill	10,278
Operating lease ROU assets	75
Other assets	116
Accrued compensation and benefits	(154)
Operating lease liabilities	(96)
Other liabilities assumed	(10)
Total consideration, net of cash acquired	$12,949

Summary of consideration, net of cash acquired:
Cash paid	$2,913
Cash acquired	(68)
Closing stock consideration at fair value	5,904
Deferred stock consideration at fair value	4,200
Total consideration, net of cash acquired	$12,949
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

ElmTree Funds

On September 2, 2025, BlackRock completed the acquisition of 100% of the equity interests in ElmTree Funds (the "ElmTree Transaction" or "ElmTree"), a net-lease real estate investment firm, with consideration paid primarily in BlackRock common stock. The acquisition of ElmTree positions the Company to scale its real estate-related offerings, while expanding into new markets as an owner-operator. See Note 11, Goodwill and Note 12, Intangible Assets for additional information on the goodwill and intangible assets related to ElmTree.

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

(Unaudited) (in millions)	2025(1)	2024
Total revenue	$24,984	$22,479
Net income attributable to BlackRock, Inc.	$5,645	$5,469
(1)
Subsequent to the closing of the HPS Transaction on July 1, 2025, HPS contributed approximately $900 million of revenue and $230 million of net income.

Pro forma adjustments related to GIP include compensation expense for retention-related deferred compensation awards, amortization of finite-lived intangible assets, interest expense for the $3.0 billion of notes, which were issued in March 2024 in connection with the GIP Transaction, acquisition-related transaction costs and related tax effects. See Note 3, Acquisitions, and Note 15, Borrowings, in the 2024 Form 10-K for more information regarding the Company's pro forma adjustments and borrowings, respectively.

HPS's results are included in the Company's consolidated financial statements from the acquisition date on July 1, 2025, through the year ended December 31, 2025. Accordingly, the following pro forma adjustments and related tax effects have been included as if the HPS Transaction occurred on January 1, 2024 (unaudited).

•
Compensation expense included retention-related deferred compensation awards of approximately $575 million for the year ended 2024. In addition, 2025 compensation expense included a $285 million pro forma reduction in 2025 (see HPS Transaction above and Note 18, Stock-Based Compensation, for further information on retention related deferred compensation issued in connection with the HPS Transaction);
•
Acquisition-related transaction costs of approximately $60 million which were recorded in the year ended 2025, were included in the year ended 2024 results, and removed from the 2025 results;
•
Amortization of finite-lived intangible assets of approximately $500 million for the year ended 2024. 2025 amortization expense included an additional $250 million of amortization for 2025;
•
Adjustments to reflect the tax effects of the HPS Transaction, as if HPS had been included in the Company's results as of January 1, 2024; and
•
Adjustments for the allocation of net income to NCI - Subco, based on the unit holders pro rata ownership percentage for the respective periods.

Pro forma financial information for SpiderRock, ElmTree and Preqin has not been presented, as the effects were not material to net income attributable to BlackRock, Inc.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows.

	December 31,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$11,468	$12,762
Restricted cash included in other assets	22	17
Total cash, cash equivalents and restricted cash	$11,490	$12,779

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2025	December 31, 2024
Debt securities:
Trading securities (including $2,782 and $1,743 held by CIPs at December 31, 2025 and December 31, 2024, respectively)	$2,789	$1,751
Held-to-maturity investments	507	547
Total debt securities	3,296	2,298
Equity securities at FVTNI (including $1,681 and $1,556 held by CIPs at December 31, 2025 and December 31, 2024, respectively)(1)	2,282	1,950
Equity method investments:
Equity method investments(2)	1,833	2,610
Investments related to deferred cash compensation plans(1)	300	173
Total equity method investments	2,133	2,783
Loans held by CIPs	—	145
CLOs held at fair value	568	72
Federal Reserve Bank stock(3)	87	93
Carried interest(4)	3,710	1,983
Other investments(5)	1,195	445
Total investments	$13,271	$9,769
(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within equity securities held at FVTNI comprised $37 million and $12 million at December 31, 2025 and 2024, respectively.
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
(5)
Other investments include BlackRock’s investments in private equity, private credit, real asset, commodity, and digital asset investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2025, $13 million mature between one and five years, $316 million mature between five and ten years and $178 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2025		December 31, 2024
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,153	$1,185	$957	$989
Government debt	430	430	578	557
Asset/mortgage-backed debt	1,185	1,174	222	205
Total trading debt securities	$2,768	$2,789	$1,757	$1,751
Equity securities at FVTNI:
Equity securities/mutual funds	$2,049	$2,282	$1,843	$1,950

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2025			December 31, 2024
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$428	$33	$461	$125	$44	$169
Investments:
Trading debt securities	2,350	432	2,782	1,497	246	1,743
Equity securities at FVTNI	1,537	144	1,681	1,179	377	1,556
Loans	—	—	—	141	4	145
Other investments	946	68	1,014	370	33	403
Carried interest	3,654	—	3,654	1,905	—	1,905
Total investments	8,487	644	9,131	5,092	660	5,752
Other assets	76	111	187	45	31	76
Other liabilities(2)	(4,052)	(60)	(4,112)	(2,130)	(93)	(2,223)
Noncontrolling interest - CIPs	(2,521)	(236)	(2,757)	(1,672)	(130)	(1,802)
BlackRock's net interest in CIPs	$2,418	$492	$2,910	$1,460	$512	$1,972
(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both December 31, 2025 and 2024, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2025	2024	2023
Nonoperating net gain (loss) on consolidated VIEs	$399	$234	$310

Net income (loss) attributable to NCI on consolidated VIEs	$248	$132	$174

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2025 and 2024, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
December 31, 2025
Sponsored investment products	$2,325	$101	$(12)	$2,443
December 31, 2024
Sponsored investment products	$2,330	$158	$(11)	$2,505
(1)
At both December 31, 2025 and 2024, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $53 billion and $46 billion at December 31, 2025 and 2024, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2025
Assets:
Investments
Debt securities:
Trading securities	$—	$2,782	$7	$—	$—	$2,789
Held-to-maturity investments	—	—	—	—	507	507
Total debt securities	—	2,782	7	—	507	3,296
Equity securities at FVTNI:
Equity securities/mutual funds	2,146	—	136	—	—	2,282
Equity method:
Equity, fixed income, and multi-asset mutual funds	205	148	—	—	—	353
Hedge funds/funds of hedge funds/other	—	—	—	446	—	446
Private equity funds	—	—	—	510	—	510
Real assets funds	—	—	—	524	—	524
Investments related to deferred cash compensation plans	—	—	—	300	—	300
Total equity method	205	148	—	1,780	—	2,133
Loans held by CIPs	—	—	—	—	—	—
CLOs held at fair value	—	495	73	—	—	568
Federal Reserve Bank stock	—	—	—	—	87	87
Carried interest	—	—	—	—	3,710	3,710
Other investments	—	—	—	1,078	117	1,195
Total investments	2,351	3,425	216	2,858	4,421	13,271
Other assets(3)	113	10	151	—	—	274
Separate account assets	38,688	20,895	—	—	515	60,098
Separate account collateral held under securities lending agreements:
Equity securities	4,194	—	—	—	—	4,194
Debt securities	—	3,728	—	—	—	3,728
Total separate account collateral held under securities lending agreements	4,194	3,728	—	—	—	7,922
Total	$45,346	$28,058	$367	$2,858	$4,936	$81,565
Liabilities:
Separate account collateral liabilities under securities lending agreements	$4,194	$3,728	$—	$—	$—	$7,922
Contingent consideration liabilities	—	—	8,429	—	—	8,429
Other liabilities(4)	—	13	—	—	—	13
Total	$4,194	$3,741	$8,429	$—	$—	$16,364
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

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of December 31, 2025 and 2024.

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

At December 31, 2025 and 2024, the contingent consideration liability related to the GIP Transaction was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 3.5% and 4.3%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). At December 31, 2025, the contingent consideration liability related to the HPS Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 3.7%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved.

Nonrecurring Fair Value Measurements. During the year ended 2024, the Company assessed its intangible assets for impairment during the annual impairment assessment as of July 31, 2024 and concluded that an impairment charge was required for indefinite-lived intangible assets related to certain open-end management contracts, which reduced the carrying value of these management contracts to a fair value of $87 million. See Note 12, Intangible Assets, for more information. The fair value of these contracts was determined using a discounted cash flow analysis. The most sensitive assumptions used to determine present value were growth expectations, revenue basis points, revenue forecast, and the discount rate applied to the cash flow forecast, which are considered Level 3 inputs in the valuation hierarchy.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$—	$—	$—	$—	$—	$7	$—
Equity securities/mutual funds	—	—	136	—	—	—	—	136	—
Loans	135	(8)	15	(142)	—	—	—	—	—
CLOs held at fair value	72	(11)	10	(3)	21	—	(16)	73	(10)
Total investments	214	(19)	161	(145)	21	—	(16)	216	(10)
Other assets	149	18	—	—	—	—	(16)	151	18
Total assets	$363	$(1)	$161	$(145)	$21	$—	$(32)	$367	$8

(in millions)	December 31, 2024	Realized and Unrealized (Gains) Losses(3)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$4,302	$729	$—	$—	$3,398	$—	$—	$8,429	$729
Other liabilities	129	(17)	—	—	(112)	—	—	—	—
Total liabilities	$4,431	$712	$—	$—	$3,286	$—	$—	$8,429	$729
(1)
Issuances and other settlements amounts include acquired CLOs and a contingent liability primarily related to the HPS Transaction, and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)
Amount includes changes in fair value of contingent consideration recorded within expense on the consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$42	$3	$35	$(1)	$—	$—	$—	$79	$3
Loans	175	7	402	(455)	—	12	(6)	135	7
Total investments	217	10	437	(456)	—	12	(6)	214	10
Other assets	120	(8)	37	—	—	—	—	149	(8)
Total assets	$337	$2	$474	$(456)	$—	$12	$(6)	$363	$2

(in millions)	December 31, 2023	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2024	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$99	$(42)	$—	$—	$4,245	$—	$—	$4,302	$(42)
Other liabilities	180	7	—	—	(58)	—	—	129	7
Total liabilities	$279	$(35)	$—	$—	$4,187	$—	$—	$4,431	$(35)
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2025 and 2024, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$11,468	$11,468	$12,762	$12,762	Level 1	(2)(3)
Other assets	103	103	86	86	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,768	$12,546	$12,314	$11,680	Level 2	(5)
Other liabilities	302	302	—	—	Level 2	(6)
(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At December 31, 2025 and 2024, approximately $5.3 billion and $6.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At December 31, 2025 and 2024, other assets included cash collateral of approximately $81 million and $69 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $22 million and $17 million of restricted cash at December 31, 2025 and 2024, respectively.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of December 2025 and 2024, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.
(6)
Other liabilities include repurchase agreements related to CLO financing arrangements to finance portions of investments in certain CLOs managed by the Company. Repurchase agreements were recorded at amortized cost, which approximates fair value, with maturity dates ranging from 2034 to 2039.

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

December 31, 2025

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$446	$150	Quarterly (12%) N/R (88%)	1 – 90 days
Private equity funds	(b)	510	225	N/R	N/R
Real assets funds	(c)	524	1,870	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	300	—	Monthly	1 – 90 days
Other investments:
Private credit fund	(a)	140	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	372	29	N/R	N/R
Private equity funds	(e)	181	34	N/R	N/R
Hedge funds/other	(a)	385	48	Quarterly (89%) N/R (11%)	60 – 90 days
Total		$2,858	$2,356

December 31, 2024

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$552	$138	Daily/Monthly (2%) Quarterly (10%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,060	227	N/R	N/R
Real assets funds	(c)	520	710	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plan	(d)	173	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	175	40	N/R	N/R
Private equity funds	(e)	7	42	N/R	N/R
Hedge funds/other	(a)	92	58	Quarterly (64%) N/R (36%)	90 days
Total		$2,579	$1,215

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2025 and 2024.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2025 and 2024.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2025 and 2024. The total remaining unfunded commitments were $1.9 billion and $750 million at December 31, 2025 and 2024, respectively. The Company’s portion of the total remaining unfunded commitments was $1.9 billion and $736 million at December 31, 2025 and 2024, respectively.
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

Fair Value Option

At December 31, 2025 and 2024, the Company elected the fair value option for certain investments in CLOs of approximately $568 million and $72 million, respectively, reported within investments.

In addition, the Company had elected the fair value option for the bank loans and borrowings of a previously consolidated CLO, which was recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2025 and 2024:

	December 31,	December 31,
(in millions)	2025	2024
CLO loans:
Aggregate principal amounts outstanding	$—	$156
Fair value	—	141
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$15

CLO borrowings:
Aggregate principal amounts outstanding	$—	$146
Fair value	—	129
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$17

During the year ended December 31, 2025 and 2024, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the previously consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.7 billion and $1.8 billion at December 31, 2025 and 2024, with expiration dates during the first quarter of 2026 and 2025, respectively.

In addition, the Company enters into exchange traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. The Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $231 million and $197 million at December 31, 2025 and 2024, with expiration dates during the first quarter of 2026 and 2025, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the consolidated statements of financial condition. These amounts were not material as of December 31, 2025 and 2024.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2025 and 2024, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.0 billion and $3.6 billion, with expiration dates during the first quarter of 2026 and 2025, respectively.

At both December 31, 2025 and 2024, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2025:

	Assets			Liabilities
	Statement of Financial Condition	December 31,	December 31,	Statement of Financial Condition	December 31,	December 31,
(in millions)	Classification	2025	2024	Classification	2025	2024
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$10	$7	Other liabilities	$1	$35

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

		Gains (Losses)
(in millions)	Statement of Income Classification	2025	2024	2023
Derivative instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(199)	$(30)	$(88)
Forward foreign currency exchange contracts	General and administration expense	72	5	98
Total gain (loss) from derivative instruments		$(127)	$(25)	$10
(1)
Amounts for 2025, 2024 and 2023 include $230 million, $48 million and $112 million of losses on futures used as a macro hedging strategy of seed investments, respectively. In addition, amounts for 2025, 2024 and 2023 include $31 million, $18 million and $24 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2025, 2024 and 2023.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful	December 31,
(in millions)	Life-In Years	2025	2024
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	34	32
Leasehold improvements	1-15	1,256	1,048
Equipment and computer software	3	1,213	1,136
Other transportation equipment	8-10	199	198
Furniture and fixtures	7	141	101
Construction in progress	N/A	66	102
Total		2,948	2,656
Less: Accumulated depreciation and amortization		1,692	1,553
Property and equipment, net		$1,256	$1,103

N/A – Not Applicable

Qualifying software costs of approximately $121 million, $105 million and $103 million have been capitalized within equipment and computer software during 2025, 2024 and 2023, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $297 million, $270 million and $263 million for 2025, 2024 and 2023, respectively.

11. Goodwill

Goodwill activity during 2025 and 2024 was as follows:

(in millions)	2025	2024
Beginning of year balance	$25,949	$15,524
Acquisitions(1)	9,343	10,428
Other	(9)	(3)
End of year balance	$35,283	$25,949
(1)
2025 amount primarily includes goodwill of $6.8 billion and $2.4 billion and $0.2 billion in connection with the HPS, Preqin and ElmTree Transactions, respectively. 2024 amount represents goodwill of $10.3 billion related to the GIP Transaction and $0.1 billion related to the SpiderRock Transaction. See Note 3, Acquisitions, for further information.

BlackRock assessed its goodwill for impairment as of July 31, 2025, 2024 and 2023 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock as well as qualitative factors for potential indicators of impairment. At December 31, 2025, the Company’s common stock closed at a market price of $1,070, which exceeded its book value of $360 per share.

12. Intangible Assets

Intangible assets at December 31, 2025 and 2024 consisted of the following:

(in millions)	Remaining Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2025
Indefinite-lived intangible assets(1):
Management contracts	N/A	$19,019	$—	$19,019
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		20,428	—	20,428
Finite-lived intangible assets(1):
Management contracts	7.1	4,927	665	4,262
Investor/customer relationships	10.3	3,617	592	3,025
Technology-related	3.4	382	206	176
Trade names/trademarks	8.6	96	19	77
Total finite-lived intangible assets	8.3	9,022	1,482	7,540
Total intangible assets		$29,450	$1,482	$27,968

At December 31, 2024
Indefinite-lived intangible assets:
Management contracts	N/A	$16,119	$—	$16,119
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,528	—	17,528
Finite-lived intangible assets(2):
Management contracts	7.6	2,028	215	1,813
Investor/customer relationships	11.2	1,623	414	1,209
Technology-related	3.5	257	144	113
Trade names/trademarks	9.6	89	9	80
Total finite-lived intangible assets	8.9	3,997	782	3,215
Total intangible assets		$21,525	$782	$20,743

N/A – Not Applicable

(1)
Amount primarily includes approximately $3.0 billion of indefinite-lived management contracts, $2.7 billion of finite-lived management contracts and $1 billion of finite-lived investor relationships acquired in connection with the HPS Transaction and $1.1 billion of finite-lived customer relationships and $125 million of finite-lived technology-related intangible assets acquired in connection with the Preqin Transaction (see Note 3, Acquisitions, for further information). Additionally, in connection with the ElmTree Transaction, the Company acquired approximately $115 million of finite-lived management contracts and investor relationships.
(2)
In connection with the GIP Transaction, the Company acquired approximately $1.8 billion of finite-lived management contracts, $820 million of finite-lived investor relationships and $80 million of a finite-lived trade name (see Note 3, Acquisitions, for further information).

The impairment test performed for intangible assets as of July 31, 2025 and 2023 indicated no impairment charges were required.

The impairment tests performed for intangible assets as of July 31, 2024 indicated that an impairment charge was required for indefinite-lived intangible assets related to certain acquired open-end management contracts, primarily driven by quantitative factors, such as reduced growth expectations, a decrease in revenue basis points and net client outflows. As a result, the Company recorded a noncash impairment charge of $50 million, which is included within amortization and impairment of intangible assets expense on the consolidated statements of income for the year ended December 31, 2024. No impairment charges were required for any other intangible assets.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2026	$1,104
2027	1,038
2028	927
2029	852
2030	809

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2025	2024	2023
Lease cost:
Operating lease cost(1)	$233	$183	$189
Variable lease cost(2)	69	60	49
Total lease cost	$302	$243	$238
(1)
Amounts include short-term leases, which are immaterial for 2025, 2024 and 2023.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

(in millions)	2025	2024	2023
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$210	$183	$142

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities(1)	$489	$235	$32

(1) Amount for 2025 includes $178 million of ROU assets obtained in connection with the HPS Transaction. Amount for 2024 includes $75 million of ROU assets obtained in connection with the GIP Transaction. See Note 3, Acquisitions, for further information.

	December 31, 2025		December 31, 2024
Lease term and discount rate:
Weighted-average remaining lease term	13	years	14	years
Weighted-average discount rate	4%		3%

(in millions)
Maturity of operating lease liabilities at December 31, 2025	Amount
2026	$237
2027	246
2028	239
2029	227
2030	218
Thereafter	1,617
Total lease payments	2,784
Less: Imputed interest	(556)
Present value of lease liabilities	$2,228

14. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the consolidated statements of financial condition.

At December 31, 2025 and 2024, the Company had $1.6 billion and $888 million, respectively, of corporate equity method investments, recorded within other assets. At December 31, 2025 and 2024, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 22% and 24%, respectively, and the carrying value of the Company's interest was $711 million and $652 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At December 31, 2025 and 2024, the Company had $780 million and $438 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, for further information.

15. Borrowings

Short-Term Borrowings

2025 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2025 Credit Facility”). In April 2025, the 2025 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $500 million to $5.9 billion, (2) extend the maturity date to March 2030 for lenders (other than one non-extending lender) pursuant to the Company's option to request extensions of the maturity date available under the 2025 Credit Facility (with the commitment of the non-extending lender maturing in March 2028) and (3) change the threshold for the maximum consolidated leverage ratio covenant to 3.5 to 1. The amended 2025 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2025 Credit Facility to an aggregate principal amount of up to $7.3 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2025 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2025. At December 31, 2025, the Company had no amount outstanding under the 2025 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2025 Credit Facility. At December 31, 2025, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $34 million based on the GBP/USD foreign exchange rate at December 31, 2025) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At December 31, 2025, there was no amount outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2025 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$(1)	$699	$696
4.60% Notes due 2027	800	(2)	798	810
4.70% Notes due 2029	500	(3)	497	511
3.25% Notes due 2029(2)	1,000	(5)	995	978
2.40% Notes due 2030(2)	1,000	(3)	997	935
1.90% Notes due 2031(2)	1,250	(6)	1,244	1,123
2.10% Notes due 2032(2)	1,000	(9)	991	883
4.75% Notes due 2033(2)	1,250	(15)	1,235	1,277
5.00% Notes due 2034	1,000	(6)	994	1,032
4.90% Notes due 2035	500	(5)	495	510
3.75% Notes due 2035	1,175	(8)	1,167	1,187
5.25% Notes due 2054	1,500	(30)	1,470	1,436
5.35% Notes due 2055	1,200	(14)	1,186	1,168
Total long-term borrowings	$12,875	$(107)	$12,768	$12,546
(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.
(2)
Issued by Old BlackRock and guaranteed by BlackRock, Inc.

Long-term borrowings at December 31, 2024 had a carrying value of $12.3 billion and a fair value of $11.7 billion determined using market prices at the end of December 2024.

2035 Notes. In April 2025, the Company issued €1.0 billion (or approximately $1.2 billion based on the EUR/USD foreign exchange rate at December 31, 2025) in aggregate principal amount of 3.75% senior unsecured and unsubordinated notes maturing July 18, 2035 (the "2035 Notes"). The 2035 Notes are listed on the New York Stock Exchange. Net proceeds are being used for general corporate purposes, which included the repayment of the 2025 Notes at maturity. Interest of approximately €38 million (or approximately $44 million based on the EUR/USD foreign exchange rate at December 31, 2025) per year is payable annually on July 18 of each year which commenced on July 18, 2025. The 2035 Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior unsecured basis by Old BlackRock. The 2035 Notes and the Guarantee rank equally in right of payment with all of the Company and Old BlackRock's other unsubordinated indebtedness, respectively. The 2035 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to April 18, 2035 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2035 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2035 Notes. The Company designated a portion of the 2035 Notes as a net investment hedge to offset the currency exposure related to its net investment in certain euro functional currency operations. Gain (loss) associated with the net investment hedge is recognized on the consolidated statements of comprehensive income.

The Company designated a portion of the 2035 Notes and prior to repayment, the 2025 Notes described below, as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A loss of $96 million (net of tax benefit of $30 million), gain of $37 million (net of tax expense of $12 million), and a loss of $20 million (net of tax benefit of $6 million) were recognized in other comprehensive income for 2025, 2024 and 2023, respectively. No hedge ineffectiveness was recognized during 2025, 2024 and 2023.

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

July 2024 Notes. In July 2024, the Company issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "July 2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds were used to fund a portion of the cash consideration for the Preqin Transaction. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”) on a senior unsecured basis by Old BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock's and Old BlackRock’s other unsubordinated indebtedness, respectively. Interest on the July 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock at the redemption prices set forth in the applicable series of July 2024 Notes.

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

2025 Notes. In May 2015, the Company issued €700 million of 1.25% senior unsecured notes, which were repaid in May 2025 at maturity (the “2025 Notes” and, together with the 2027 Notes, the 2029 Notes, the 2030 Notes, the 2031 Notes, the 2032 Notes and the 2033 Notes, the “Old BlackRock Notes”). The notes were listed on the Official List of The International Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $11 million per year based on current exchange rates was payable annually on May 6 of each year.

New BlackRock Guarantee. On October 1, 2024, in connection with the closing of the GIP Transaction, BlackRock, Inc. also entered into a guarantee (the “New BlackRock Guarantee”) pursuant to which BlackRock, Inc. fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Old BlackRock with respect to the Old BlackRock Notes. The New BlackRock Guarantee ranks equally in right of payment with all of BlackRock, Inc.'s other unsubordinated indebtedness. The New BlackRock Guarantee will be automatically and unconditionally released and discharged, and BlackRock, Inc. will be released from all obligations under the New BlackRock Guarantee, in certain circumstances as described in the New BlackRock Guarantee.

16. Commitments and Contingencies

Investment Commitments. At December 31, 2025, the Company had $2.4 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at December 31, 2025 totaled $8.4 billion, including $4.8 billion and $3.5 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. See Note 3, Acquisitions, for more information.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigations arising in connection with BlackRock's activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

BlackRock is currently defending a lawsuit filed by thirteen state Attorneys General in Federal Court in the Eastern District of Texas against BlackRock, State Street, and Vanguard, alleging antitrust violations on the theory that the three companies conspired to artificially suppress coal supply. Four states are also pursuing alleged violations of state consumer protection laws regarding statements on BlackRock fund websites. In 2025, the court largely denied defendants' motion to dismiss.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2025 and subject to this type of indemnification was approximately $353 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $375 billion were held as collateral for indemnified securities on loan at December 31, 2025. The fair value of these indemnifications was not material at December 31, 2025.

17. Revenue

The table below presents detail of revenue for 2025, 2024 and 2023 and includes the product type mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2025	2024	2023
Revenue:
Investment advisory, administration fees and securities lending revenue(1):
Equity:
Active	$2,167	$2,166	$2,000
ETFs	6,043	5,124	4,418
Equity subtotal	8,210	7,290	6,418
Fixed income:
Active	2,018	1,952	1,897
ETFs	1,532	1,367	1,230
Fixed income subtotal	3,550	3,319	3,127
Active multi-asset	1,332	1,248	1,172
Alternatives:
Private markets	2,350	1,196	889
Liquid alternatives	669	568	572
Alternatives subtotal	3,019	1,764	1,461
Non-ETF index	1,321	1,183	1,127
Digital assets, commodities and multi-asset ETFs(2)	502	247	185
Long-term	17,934	15,051	13,490
Cash management	1,245	1,049	909
Total investment advisory, administration fees and securities lending revenue(3)	19,179	16,100	14,399
Investment advisory performance fees:
Equity	132	161	99
Fixed income	16	34	4
Multi-asset	23	24	28
Alternatives:
Private markets	695	308	273
Liquid alternatives	558	680	150
Alternatives subtotal	1,253	988	423
Total investment advisory performance fees	1,424	1,207	554
Technology services and subscription revenue	1,981	1,603	1,485
Distribution fees	1,355	1,273	1,262
Advisory and other revenue:
Advisory	50	49	81
Other	227	175	78
Total advisory and other revenue	277	224	159
Total revenue	$24,216	$20,407	$17,859
(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 and 2023 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 and 2023 investment advisory, administration fees and securities lending revenue line items.
(2)
Amounts include commodity ETFs and exchange-traded products ("ETPs").
(3)
Amounts include $705 million, $615 million and $675 million of securities lending revenue for 2025, 2024 and 2023, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2025	2024	2023
By client type(1):
Retail	$4,534	$4,284	$4,115
ETFs	8,077	6,738	5,833
Institutional:
Active	4,313	3,089	2,624
Index	1,010	940	918
Institutional subtotal	5,323	4,029	3,542
Long-term	17,934	15,051	13,490
Cash management	1,245	1,049	909
Total	$19,179	$16,100	$14,399

By investment style(1):
Active	$8,536	$7,130	$6,530
ETFs	8,077	6,738	5,833
Non-ETF index	1,321	1,183	1,127
Long-term	17,934	15,051	13,490
Cash management	1,245	1,049	909
Total	$19,179	$16,100	$14,399
(1)
Beginning in the first quarter of 2025, BlackRock reclassified the presentation of the Company's investment advisory, administration fees and securities lending revenue line items to align with the updated presentation of the Company's AUM line items. Such line items have been reclassified for 2024 and 2023 to conform to this new presentation. See page 11 of Exhibit 99.2 to the Current Report on Form 8-K furnished on April 11, 2025 for the reclassified presentation of the 2024 and 2023 investment advisory, administration fees and securities lending revenue line items.

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2025 and 2024:

December 31, 2025

(in millions)	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$492	$459	$226	$75	$1,252

December 31, 2024

(in millions)	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$427	$381	$353	$142	$1,303
(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at December 31, 2025 and 2024. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g. post-investment period) and actual amounts could differ from amounts disclosed in the table above.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2025 and 2024:

(in millions)	2025	2024
Beginning balance	$1,860	$1,783
Acquisition(1)	1,441	—
Net increase (decrease) in unrealized allocations	706	364
Performance fee revenue recognized	(492)	(287)
Ending balance	$3,515	$1,860
(1)
Amount for 2025 includes deferred carried interest acquired in connection with the HPS Transaction. See Note 3, Acquisitions, for information on the HPS Transaction.

Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2025 and 2024:

December 31, 2025

(in millions)	2026	2027	2028	Thereafter	Total
Technology services and subscription revenue(1)(2)	$208	$121	$73	$95	$497

December 31, 2024

(in millions)	2025	2026	2027	Thereafter	Total
Technology services and subscription revenue(1)(2)	$134	$81	$50	$69	$334
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

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2025, the estimated annual fixed minimum fees for 2026 for outstanding contracts approximated $1.3 billion. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services and subscription deferred revenue liability for the year ended December 31, 2025 and 2024, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2025	2024
Beginning balance	$124	$133
Acquisition(1)	3	—
Additions(2)	218	84
Revenue recognized that was included in the beginning balance	(85)	(93)
Ending balance	$260	$124
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

The components of stock-based compensation expense are as follows:

(in millions)	2025	2024	2023
Stock-based compensation:
RSUs(1)	$1,282	$718	$596
Stock options	25	35	34
Total stock-based compensation(2)	$1,307	$753	$630
(1)
Amount for 2025 includes incentive retention awards granted in connection with the HPS and GIP Transactions of $394 million and $142 million, respectively. Amount for 2024 includes $71 million of incentive retention awards granted in connection with the GIP Transaction.
(2)
Amounts for 2025 and 2023 include $12 million and $14 million, respectively, of compensation expense for accelerated vesting of previously granted stock-based compensation awards recognized as part of restructuring charges. See Note 24, Restructuring Charge for more information.

Stock Award and Incentive Plan. Pursuant to the Award Plan, options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 48,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 6,154,871 shares remain available for future awards at December 31, 2025. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company generally issues shares out of treasury to the extent available.

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

RSU activity for 2025 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	2,297,665	$793.08
Granted	1,745,842	$991.30
Converted	(649,378)	$796.68
Forfeited	(156,422)	$851.75
December 31, 2025	3,237,707	$896.41

In July 2025, in connection with the HPS Transaction, the Company granted incentive retention awards of approximately 680,000 RSUs that vest in increasing yearly increments over five years from the date of grant and approximately 270,000 RSUs that cliff vested 100% as of December 31, 2025. The weighted-average grant date fair value of these awards were $991.52 and $957.42, respectively.

The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the HPS Transaction in July 2025, and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability related to the holding period. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during 2025, 2024 and 2023 was $1.7 billion, $1.1 billion and $565 million, respectively. The total grant-date fair market value of RSUs converted to common stock during 2025, 2024 and 2023 was $517 million, $592 million and $592 million, respectively.

RSUs granted under the Award Plan in connection with annual incentive compensation and incentive retention awards in connection with the GIP and HPS Transactions primarily related to the following:

	2025	2024	2023
Awards granted that vest ratably over three years from the date of grant	369,169	346,831	342,706
Awards granted that vest with varying vesting periods	173,599	204,622	169,764
Awards granted that vest in increasing yearly increments over five years(1)	680,691	—	—
Awards granted that cliff vest 100% on:
December 31, 2025(1)	269,930	—	—
January 31, 2026	—	—	259,465
January 31, 2027	—	343,418	—
January 31, 2028	221,825	—	—
October 1, 2029(1)	30,628	500,440	—
Total awards granted	1,745,842	1,395,311	771,935
(1)
Includes incentive retention awards granted in connection with the HPS and GIP Transactions.

At December 31, 2025, the intrinsic value of outstanding RSUs was $3.5 billion, reflecting a closing stock price of $1,070.

At December 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $1.4 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2 years.

In January 2026, pursuant to the Award Plan, the Company granted approximately:

•
342,000 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;
•
320,000 RSUs to employees that cliff vest 100% on January 31, 2029; and
•
36,000 RSUs to employees with various vesting schedules.

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

In the first quarter of 2025, 2024 and 2023, the Company granted approximately 136,000, 166,000 and 170,000, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2028, 2027 and 2026, respectively. These awards are amortized over a service period of three years. In 2025, the Company reduced the number of original shares granted in 2022 by 71,866 RSUs based on the level of attainment of Company performance measures during the performance period.

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

Performance-based RSU activity for 2025 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2024	451,042	$788.61	210,505	$845.48	661,547	$806.71
Granted	167,962	$991.38	769	$952.02	168,731	$991.20
Reduction of shares due to performance measures	(71,866)	$832.07	—	$—	(71,866)	$832.07
Converted	(54,212)	$832.07	—	$—	(54,212)	$832.07
Forfeited	(14,690)	$798.13	(11,530)	$845.48	(26,220)	$818.95
December 31, 2025	478,236	$848.08	199,744	$845.89	677,980	$847.43

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during 2025, 2024 and 2023 was $107 million, $279 million and $142 million, respectively.

At December 31, 2025, the intrinsic value of outstanding performance-based RSUs was $726 million reflecting a closing stock price of $1,070. At December 31, 2025, total unrecognized stock-based compensation expense related to unvested performance-based awards was $290 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

In January 2026, the Company granted approximately 137,000 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2029. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Stock Options

Stock option activity and ending balance for year-end December 31, 2025 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2024	625,825	$513.50	766,970	$673.58	299,686	$673.58
Exercised	(325,469)	$513.50	—	$—	—	$—
Forfeited	—	$—	(88,238)	$673.58	(18,309)	$673.58
Outstanding at December 31, 2025	300,356	$513.50	678,732	$673.58	281,377	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	300,356	0.9	$167	$513.50	300,356	0.9	$167
2023 Performance-based	$673.58	678,732	6.4	269	$673.58	—	—	—
2023 Time-based	$673.58	281,377	6.4	112	$673.58	—	—	—
Total		1,260,465	5.1	$548		300,356	0.9	$167

At December 31, 2025, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $72 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.7 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during 2025 was $171 million.

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

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of a predetermined Company performance measure during the three-year performance period. As of December 31, 2025, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

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

19. Deferred Cash Compensation and Employee Benefit Plans

Deferred Cash Compensation Plans

The components of deferred cash compensation expense are as follows:

(in millions)	2025	2024	2023
Deferred cash compensation expense:
IPDCP	$225	$155	$195
VDCP	26	26	17
Other(1)	120	31	14
Total deferred cash compensation expense	$371	$212	$226
(1)
Amounts primarily relate to deferred cash compensation in connection with certain acquisitions.

Investment Professional Deferred Compensation Program (“IPDCP”). The Company adopted IPDCP for the purpose of providing deferred compensation and retention incentives to certain employees. For this plan, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. In January 2025, 2024 and 2023, the Company granted approximately $264 million, $114 million, and $90 million of deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. The liabilities for this plan were $272 million and $220 million at December 31, 2025 and 2024, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2026, the Company granted approximately $251 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the US to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally elect to receive distributions in the form of a lump sum or in up to 10 annual installments. VDCP deferred cash compensation expense includes the mark-to-market impact of investment returns. The liability balance of $208 million and $170 million at December 31, 2025 and 2024, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits.

Other Deferred Cash Plans. The liabilities related to other deferred cash plans were $62 million and $34 million at December 31, 2025 and 2024, respectively, primarily related to deferred cash plans granted in connection with certain acquisitions.

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

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants generally equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $118 million in 2025, $149 million in 2024, and $86 million in 2023.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 9% and 15% of each employee’s eligible compensation as of December 31, 2025. The Company’s contribution expense related to these plans was $77 million in 2025, $66 million in 2024, and $64 million in 2023.

In addition, the contribution expense related to defined contribution plans in other regions was $70 million in 2025, $50 million in 2024 and $42 million in 2023.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $28 million and $27 million at December 31, 2025 and 2024, respectively. The underfunded obligations at December 31, 2025 and 2024 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

The Company derives a significant portion of its investment advisory, administration fees and investment advisory performance fees from investment funds that it manages. In addition, equity method investments are considered related parties, due to the Company’s influence over the financial and operating policies of the investee. As a result, a majority of BlackRock's investment advisory, administration fees and investment advisory performance fees as well as accounts receivable related to such revenue are from related parties.

Due from related parties, which is included within other assets on the consolidated statements of financial condition, was $377 million and $245 million at December 31, 2025 and 2024, respectively, and represented receivables from certain investment products managed by BlackRock.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $9 million and $11 million at December 31, 2025 and 2024, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Bank Regulatory Requirements. BlackRock Institutional Trust Company, N.A. ("BTC") is a consolidated subsidiary of the Company that is chartered as a national bank whose operations are limited to trust and other fiduciary activities and is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency ("OCC"). The OCC would be required to take certain actions and permitted to take certain actions in the event of BTC’s failure to meet minimum capital requirements that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by federal banking regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2025 and 2024, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk weighted assets)	$851	114.6%	$59	8.0%	$74	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$846	114.0%	$33	4.5%	$48	6.5%
Tier 1 capital (to risk weighted assets)	$846	114.0%	$45	6.0%	$59	8.0%
Tier 1 capital (to average assets)	$846	67.6%	$50	4.0%	$63	5.0%
December 31, 2024
Total capital (to risk weighted assets)	$961	153.2%	$50	8.0%	$63	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$953	151.9%	$28	4.5%	$41	6.5%
Tier 1 capital (to risk weighted assets)	$953	151.9%	$38	6.0%	$50	8.0%
Tier 1 capital (to average assets)	$953	71.3%	$53	4.0%	$67	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2025 and 2024, the Company was required to maintain approximately $2.2 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Beginning balance	$(1,178)	$(840)	$(1,101)
Foreign currency translation adjustments(1)	606	(338)	261
Change in BlackRock, Inc.'s ownership interest	27	—	—
Ending balance	$(545)	$(1,178)	$(840)
(1)
Amount for 2025 includes a loss from a net investment hedge of $96 million (net of tax benefit of $30 million). Amount for 2024 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million).

23. Capital Stock

Cash Dividends for Common Shares / RSUs. During 2025, 2024 and 2023, the Company paid cash dividends of $20.84 per share (or $3.3 billion), $20.40 per share (or $3.1 billion) and $20.00 per share (or $3.0 billion), respectively.

The HPS Transaction. On July 1, 2025, as part of the closing of the HPS Transaction, the Company issued approximately 8.5 million Subco Units to former equity holders of HPS. See Note 1, Business Overview, Note 2, Significant Accounting Policies, and Note 3, Acquisitions, for additional information. As of December 31, 2025, there were approximately 7.7 million Subco Units outstanding.

Share Repurchases. During 2025, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.6 million shares and share equivalents for approximately $1.6 billion. At December 31, 2025, there were approximately 2.2 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares Issued			Shares Outstanding
	Common Shares	Treasury Common Shares	Subco Units	Common Shares	Subco Units
December 31, 2022	172,075,373	(22,318,881)	—	149,756,492	—
Shares repurchased	—	(2,176,538)	—	(2,176,538)	—
Net issuance of common shares related to employee stock transactions	—	920,120	—	920,120	—
December 31, 2023	172,075,373	(23,575,299)	—	148,500,074	—
Shares repurchased	—	(1,909,964)	—	(1,909,964)	—
Net issuance of common shares related to employee stock transactions	456,182	993,105	—	1,449,287	—
Issuance of common shares in connection with the GIP Transaction	6,908,416	—	—	6,908,416	—
Cancellation of treasury stock, common in connection with the GIP Transaction	(24,121,801)	24,121,801	—	—	—
December 31, 2024	155,318,170	(370,357)	—	154,947,813	—
Issuance of Subco Units/common shares in connection with acquisitions	244,240	—	8,448,427	244,240	8,448,427
Shares/Subco Units repurchased	—	(872,569)	(705,118)	(872,569)	(705,118)
Net issuance of common shares related to employee stock transactions	713,879	35,808	—	749,687	—
December 31, 2025	156,276,289	(1,207,118)	7,743,309	155,069,171	7,743,309

24. Restructuring Charge

A restructuring charge of $39 million ($29 million after-tax), comprised of $27 million of severance and $12 million of compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in the second quarter of 2025 in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities.

The table below presents a rollforward of the Company’s restructuring liability for 2025 and 2024, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2023	$47
Cash payments	(47)
Liability as of December 31, 2024	$—
Additions	39
Accelerated amortization expense of equity-based awards	(12)
Cash payments	(27)
Liability as of December 31, 2025	$—

25. Income Taxes

The components of income tax expense for 2025, 2024 and 2023, are as follows:

(in millions)	2025	2024	2023
Current income tax expense:
Federal	$1,250	$960	$641
State and local	214	142	176
Foreign	844	787	538
Total net current income tax expense	2,308	1,889	1,355
Deferred income tax expense (benefit):
Federal	(530)	(105)	101
State and local	(30)	—	11
Foreign	(71)	(1)	12
Total net deferred income tax expense (benefit)	(631)	(106)	124
Total income tax expense	$1,677	$1,783	$1,479

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI - CIPs:

(in millions)	2025	2024	2023
Domestic	$3,837	$5,139	$4,565
Foreign	3,520	3,013	2,416
Total	$7,357	$8,152	$6,981

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the UK, Channel Islands, British Virgin Islands and Germany.

The components of cash paid for income taxes, net of refunds for 2025 are as follows:

(in millions)	2025
Federal	$1,089
State and local	307
Foreign	902
Total	$2,298

Income taxes paid, net of refunds exceeded five percent of the total in the following jurisdictions:

(in millions)	2025
State and local:
New York City	$163
Foreign:
United Kingdom	$410

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2025 is as follows:

(in millions)	2025
Statutory income tax expense	$1,545	21%
State and local income taxes, net of federal income tax effect(1)	137	2
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	79	1
Nontaxable income from Partnerships	(169)	(2)
Other	21	—
Channel Islands
Statutory tax rate difference between Channel Islands and United States	79	1
Other	1	—
Other foreign jurisdictions	56	1
Effect of cross-border tax laws
Subpart F Income (net of FTC)	112	2
Global intangible low-taxed income (net of FTC)	100	1
Base erosion and anti-abuse tax	106	1
Tax benefit from changes in organizational structure	(366)	(5)
Losses from foreign partnerships	(107)	(1)
Other	(60)	(1)
Tax credits	(10)	—
Nontaxable & nondeductible items
Nontaxable interest income	(88)	(1)
Nondeductible fair value adjustment on contingent consideration	142	2
Other	7	—
Changes in unrecognized tax benefits	(18)	—
Changes in Valuation Allowances
Valuation allowance from changes in organizational structure	92	1
Other Adjustments
Other	18	—
Income tax expense	$1,677	23%
(1)
State taxes in New York State, New York City and California make up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2024 and 2023 is as follows:

(in millions)	2024		2023
Statutory income tax expense	$1,712	21%	$1,466	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	130	2	110	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	12	—	—	—
Stock-based compensation awards	(37)	—	(41)	(1)
Resolution of outstanding tax matters	—	—	(204)	(3)
Intellectual property reorganization	(137)	(2)	—	—
Effect of foreign tax rates	84	1	112	2
Other	19	—	36	—
Income tax expense	$1,783	22%	$1,479	21%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2025	2024
Deferred income tax assets:
Compensation and benefits	$534	$354
Realized investment gains	24	—
Loss carryforwards	115	103
Foreign tax credit carryforward	105	39
Capitalized costs	313	276
Outside basis differences on foreign subsidiaries	389	—
Other	855	795
Gross deferred tax assets	2,335	1,567
Less: Deferred tax valuation allowances	(181)	(69)
Deferred tax assets net of valuation allowances	2,154	1,498
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,943	4,199
Acquired finite-lived intangibles	1,147	53
Unrealized investment gains	—	58
Other	493	341
Gross deferred tax liabilities	6,583	4,651
Net deferred tax (liabilities)	$(4,429)	$(3,153)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2025, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $189 million and $4.6 billion, respectively. At December 31, 2024, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $181 million and $3.3 billion, respectively.

Income tax expense for 2025 included a net discrete tax benefit of $251 million realized from changes in the Company's organizational entity structure, $67 million related to vested stock-based compensation awards, and $29 million recognized in connection with the Charitable Contribution. Income tax expense for 2024 included discrete tax benefits of $137 million, recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure, $63 million related to the realization of capital losses from changes in the Company's organizational entity structure, $37 million related to vested stock-based compensation awards, and a net noncash discrete tax expense of $14 million related to the revaluation of deferred income tax liabilities

At December 31, 2025 and 2024, the Company had available state net operating loss carryforwards of $2.8 billion and $2.9 billion, respectively, which will begin to expire in 2027. At December 31, 2025 and 2024, the Company had foreign net operating loss carryforwards of $266 million and $193 million, respectively, of which $21 million will begin to expire in 2026. At December 31, 2025, the Company had foreign tax credit carryforwards for income tax purposes of $105 million which will begin to expire in 2034.

At December 31, 2025 and 2024, the Company had $181 million and $69 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2025, the Company had current income taxes receivable and payable of $247 million and $188 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2024, the Company had current income taxes receivable and payable of $215 million and $134 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2025	2024	2023
Balance at January 1	$517	$749	$912
Additions for tax positions of prior years	15	30	25
Reductions for tax positions of prior years	(8)	(10)	(22)
Additions based on tax positions related to current year	79	51	49
Additions related to business combinations	—	—	16
Lapse of Statute Limitation	(5)	—	—
Settlements	(87)	(303)	(231)
Balance at December 31	$511	$517	$749

Included in the balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively, are $435 million, $431 million and $505 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $(30) million during 2025 and in total, as of December 31, 2025, had recognized a liability for interest and penalties of $173 million. The Company accrued interest and penalties of $63 million during 2024 and in total, as of December 31, 2024, had recognized a liability for interest and penalties of $203 million. The Company accrued interest and penalties of $(20) million during 2023 and in total, as of December 31, 2023, had recognized a liability for interest and penalties of $140 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2016 remain open to US federal income tax examination.

During 2020 and 2021, the Internal Revenue Service commenced its examination of BlackRock’s 2017 through 2018 tax years and 2019 tax year, respectively. During 2023, the Internal Revenue Service commenced its examination of BlackRock's 2016 tax year, for which the examination was concluded in 2025.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State for tax years 2015 through 2020, and New York City for tax years 2015 through 2017. New York City tax examination for 2012 through 2014 was concluded during 2025. No open state and local tax examinations cover years earlier than 2015.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any other existing matters to be material to the consolidated financial statements.

26. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2025, 2024 and 2023:

(in millions, except shares and per share data)	2025	2024	2023
Basic net income attributable to BlackRock, Inc.	$5,553	$6,369	$5,502
Add: Incremental net income from dilutive securities - NCI - Subco	127	—	—
Diluted net income attributable to BlackRock, Inc.	$5,680	$6,369	$5,502
Basic weighted-average shares outstanding	154,984,319	150,042,269	149,327,558
Dilutive effect of:
Nonparticipating RSUs	1,383,325	1,034,323	969,089
Stock options	460,656	538,493	409,804
Subco Units	4,038,221	—	—
Total diluted weighted-average shares outstanding	160,866,521	151,615,085	150,706,451
Basic earnings per share	$35.83	$42.45	$36.85
Diluted earnings per share	$35.31	$42.01	$36.51

The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for RSUs and stock options. The Company applies the “if-converted” method to the Subco Units to determine the dilutive impact, if any, of the exchange right included in the Subco Units.

The amount of anti-dilutive RSUs and stock options were immaterial for 2025 and 2024. For 2023, 194,240 shares primarily related to stock options were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based awards were excluded from the diluted EPS calculation because the designated contingencies were not met.

27. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. The Company's chief operating decision maker ("CODM") is its Chairman and Chief Executive Officer, who reviews financial information presented, including significant expenses on a consolidated basis, as presented in the consolidated statements of income. The CODM utilizes a consolidated approach to assess performance and allocates resources using key financial metrics including total revenue, operating income and net income attributable to BlackRock, Inc. These financial metrics are used by the CODM to make key operating decisions, including capital allocation, determining annual and long-term compensation and managing costs in relation to revenue. Furthermore, these financial metrics are used to evaluate financial performance based on consolidated specific business objectives, contributions to the total firm operating margin and to evaluate the Company's relative performance against industry peers. See the consolidated financial statements for key financial metrics used by the CODM and for more financial information regarding the Company’s operating segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table illustrates total revenue for 2025, 2024 and 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

(in millions)	2025	2024	2023
Revenue
Americas	$15,956	$13,411	$11,899
Europe	7,166	6,137	5,209
Asia-Pacific	1,094	859	751
Total revenue	$24,216	$20,407	$17,859

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2025 and 2024 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	2025	2024
Long-lived Assets
Americas	$32,492	$25,515
Europe	3,921	1,437
Asia-Pacific	126	100
Total long-lived assets	$36,539	$27,052

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, India, Singapore and Australia.

28. Subsequent Events

On January 15, 2026, the Company announced that the Board of Directors approved BlackRock’s quarterly dividend of $5.73 per share to be paid on March 24, 2026 to stockholders of record at the close of business on March 6, 2026.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.