Form 10-Q
period 2026-03-31
BlackRock, Inc.
filed 2026-05-06
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 155,233,989 shares of the registrant’s common stock outstanding (162,840,916 on a fully diluted basis, including 7,606,927 Class B-2 common units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	70

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2026	2025
Assets
Cash and cash equivalents(1)	$9,841	$11,468
Accounts receivable	5,219	5,158
Investments(1)	14,574	13,271
Separate account assets	58,786	60,098
Separate account collateral held under securities lending agreements	6,570	7,922
Property and equipment (net of accumulated depreciation and amortization of $1,766 and $1,692 at March 31, 2026 and December 31, 2025, respectively)	1,279	1,256
Intangible assets (net of accumulated amortization of $1,733 and $1,482 at March 31, 2026 and December 31, 2025, respectively)	27,691	27,968
Goodwill	35,296	35,283
Operating lease right-of-use assets	1,849	1,874
Other assets(1)	9,132	5,700
Total assets	$170,237	$169,998
Liabilities
Accrued compensation and benefits	$1,588	$3,830
Accounts payable and accrued liabilities	2,097	1,740
Borrowings	12,749	12,768
Separate account liabilities	58,786	60,098
Separate account collateral liabilities under securities lending agreements	6,570	7,922
Contingent consideration liabilities	7,865	8,429
Deferred income tax liabilities	4,660	4,618
Operating lease liabilities	2,216	2,228
Other liabilities(1)	10,390	6,823
Total liabilities	106,921	108,456
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	3,622	2,636
Redeemable NCI - Subco	2,789	2,791
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2026 and December 31, 2025;
   Shares issued: 156,276,289 at both March 31, 2026 and December 31, 2025
   Shares outstanding: 155,364,965 and 155,069,171 at March 31, 2026 and
      December 31, 2025, respectively

Additional paid-in capital	19,146	19,748
Retained earnings	39,182	37,899
Accumulated other comprehensive loss	(678)	(545)
Treasury stock, common, at cost (911,324 and 1,207,118 shares held at March 31, 2026 and December 31, 2025, respectively)	(964)	(1,216)
Total BlackRock, Inc. stockholders’ equity	56,688	55,888
Nonredeemable NCI - CIPs	217	227
Total permanent equity	56,905	56,115
Total liabilities, temporary equity and permanent equity	$170,237	$169,998

(1)
At March 31, 2026, cash and cash equivalents, investments, other assets and other liabilities include $238 million, $9.1 billion, $132 million and $3.9 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2025, cash and cash equivalents, investments, other assets and other liabilities include $428 million, $8.5 billion, $76 million and $4.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$5,259	$4,244
Securities lending revenue	179	157
Total investment advisory, administration fees and securities lending revenue	5,438	4,401
Investment advisory performance fees	272	60
Technology services and subscription revenue	530	436
Distribution fees	389	321
Advisory and other revenue	69	58
Total revenue	6,698	5,276
Expense
Employee compensation and benefits	2,225	1,741
Sales, asset and account expense:
Distribution and servicing costs	705	570
Direct fund expense	481	392
Sub-advisory and other	71	47
Total sales, asset and account expense	1,257	1,009
General and administration expense	674	615
Change in fair value of contingent consideration	(549)	96
Amortization of intangible assets	277	117
Total expense	3,884	3,578
Operating income	2,814	1,698
Nonoperating income (expense)
Net gain (loss) on investments	72	58
Interest and dividend income	90	173
Interest expense	(134)	(166)
Dividend income and net interest income (expense)	(44)	7
Total nonoperating income (expense)	28	65
Income before income taxes	2,842	1,763
Income tax expense	516	248
Net income	2,326	1,515
Less:
Net income (loss) attributable to NCI - CIPs	6	5
Net income (loss) attributable to NCI - Subco	108	—
Net income attributable to BlackRock, Inc.	$2,212	$1,510
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$14.24	$9.74
Diluted	$14.06	$9.64
Weighted-average common shares outstanding:
Basic	155.3	155.0
Diluted (including Subco Units)	165.0	156.6

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income	$2,326	$1,515
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(139)	227
Comprehensive income (loss)	2,187	1,742
Less:
Comprehensive income (loss) attributable to NCI - CIPs	6	5
Comprehensive income (loss) attributable to NCI - Subco	108	—
Comprehensive income attributable to BlackRock, Inc.	$2,073	$1,737

(1)
Amount for the three months ended March 31, 2026 includes a gain from a net investment hedge of $17 million (net of tax expense of $5 million). Amount for the three months ended March 31, 2025 included a loss from a net investment hedge of $34 million (net of tax benefit of $11 million).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2026

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
December 31, 2025	$19,750	$37,899	$(545)	$(1,216)	$55,888	$227	$56,115	$2,636	$2,791
Net income	—	2,212	—	—	2,212	(2)	2,210	8	108
Dividends/distributions ($5.73 per share/Subco Unit)	—	(929)	—	—	(929)	—	(929)	—	(44)
Stock-based compensation	319	—	—	—	319	—	319	—	—
Issuance of common shares related to employee stock transactions	(818)	—	—	899	81	—	81	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(360)	(360)	—	(360)	—	—
Shares/Subco Units repurchased	(111)	—	—	(287)	(398)	—	(398)	—	(52)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(8)	(8)	1,226	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(248)	—
Other comprehensive income (loss)	—	—	(139)	—	(139)	—	(139)	—	—
Change in BlackRock, Inc's ownership interest	8	—	6	—	14	—	14	—	(14)
March 31, 2026	$19,148	$39,182	$(678)	$(964)	$56,688	$217	$56,905	$3,622	$2,789

(1)
Amounts include $2 million of common stock at both March 31, 2026 and December 31, 2025.

For the Three Months Ended March 31, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691
Net income	—	1,510	—	—	1,510	(1)	1,509	6
Dividends ($5.21 per share)	—	(838)	—	—	(838)	—	(838)	—
Stock-based compensation	241	—	—	—	241	—	241	—
Issuance of common shares related to employee stock transactions	57	—	—	1	58	—	58	—
Employee tax withholdings related to employee stock transactions	—	—	—	(282)	(282)	—	(282)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	809
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(522)
Other comprehensive income (loss)	—	—	227	—	227	—	227	—
March 31, 2025	$13,746	$36,283	$(951)	$(1,042)	$48,036	$170	$48,206	$1,984

(1)
Amounts include $2 million of common stock at both March 31, 2025 and December 31, 2024.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating activities
Net income	$2,326	$1,515
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	380	194
Noncash lease expense	43	34
Stock-based compensation	319	241
Deferred income tax expense (benefit)	60	15
Change in fair value of contingent consideration	(549)	96
Other investment gains	(22)	(36)
Net (gains) losses within CIPs	(23)	(13)
Net (purchases) proceeds within CIPs	(1,669)	(1,098)
(Earnings) losses from equity method investees	(46)	(51)
Distributions of earnings from equity method investees	9	14
Changes in operating assets and liabilities:
Accounts receivable	(111)	123
Investments, trading	198	12
Other assets	(3,453)	(3,454)
Accrued compensation and benefits	(2,256)	(1,794)
Accounts payable and accrued liabilities	340	84
Other liabilities	3,474	2,990
Net cash provided by/(used in) operating activities	(980)	(1,128)
Investing activities
Purchases of investments	(313)	(298)
Proceeds from sales and maturities of investments	69	151
Distributions of capital from equity method investees	90	13
Net consolidations (deconsolidations) of sponsored investment funds	(5)	(1)
Acquisitions, net of cash acquired	(15)	(3,123)
Purchases of property and equipment	(106)	(78)
Net cash provided by/(used in) investing activities	(280)	(3,336)
Financing activities
Dividends/Subco distributions paid	(973)	(838)
Proceeds from stock options exercised	74	51
Shares/Subco Units repurchased	(810)	(657)
Net proceeds from (repayments of) borrowings by CIPs	193	(24)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	1,218	811
Other financing activities	(6)	(4)
Net cash provided by/(used in) financing activities	(304)	(661)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	110
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,627)	(5,015)
Cash, cash equivalents and restricted cash, beginning of period	11,490	12,779
Cash, cash equivalents and restricted cash, end of period	$9,863	$7,764
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$818	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(248)	$(522)

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 (“2025 Form 10-K”).

The interim financial information at March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Recent Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements to have a material impact on BlackRock's condensed consolidated financial statements.

Accounting for Internal-Use Software Costs. In September 2025, the FASB issued ASU 2025-06, Target Improvements to Accounting for Internal-Use Software ("ASU 2025-06"), to better align the guidance (1) for development of software to be sold via software as a service and software to be sold via license by introducing new capitalization considerations and (2) with agile software development by eliminating the existing software project staging guidance. ASU 2025-06 is effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact on BlackRock's condensed consolidated financial statements.

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

•
Level 2 assets may include debt securities, collateralized loan obligations (“CLOs”), short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments, including those held within CIPs and investments in CLOs.
•
Level 3 liabilities include contingent liabilities related to acquisitions valued using the income approach based on unobservable market data, or other valuation techniques.

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

A significant number of inputs used to value equity and debt securities are sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At March 31, 2026 and December 31, 2025, the fair value of loaned securities held by separate accounts was approximately $11.8 billion and $13.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $13.3 billion and $14.4 billion, respectively, of which approximately $6.6 billion as of March 31, 2026 and $7.9 billion as of December 31, 2025 was recognized on the condensed consolidated statements of financial condition. During the three months ended March 31, 2026 and 2025, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

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

Noncontrolling Interests. NCI consists of third-party ownership interests in the Company’s CIPs (“NCI – CIPs”) and 49.9% of an asset management company in China - BlackRock CCB Wealth Management Company Ltd. ("WMC"). The Company consolidates the WMC, which it deems to be a VRE, because it exerts control over the financial and operating policies of the entity, based on the Company's 50.1% ownership and voting rights.

In addition, NCI (redeemable) also represents Subco Units that were issued to former equityholders of HPS Investment Partners ("HPS"), and will be exchangeable on a one-for-one basis into BlackRock common stock at the option of the holders when exchange rights begin, which is on the one year anniversary of the acquisition. NCI - Subco is measured based on the Class B-2 common units' proportionate ownership in Subco.

NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value or carrying value if it is not probable that they will become redeemable. Temporary equity will be reclassified to permanent equity (nonredeemable NCI) when triggers that may require the Company to settle an amount in cash expires.

Nonredeemable NCI are classified as a component of permanent equity in the condensed consolidated statements of financial condition. The Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders within net income (loss) attributable to NCI in the condensed consolidated statements of income.

3. Acquisitions

HPS Investment Partners

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS (the "HPS Transaction"), a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of BlackRock Saturn Subco, LLC ("Subco"), a consolidated subsidiary of the Company. Concurrent with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. The HPS Transaction, which added $165 billion of client AUM and $118 billion of fee-paying AUM, positioned the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios.

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

In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco Units, may be due subject to the achievement of certain post-closing conditions and financial performance milestones. The contingent consideration, if any, ranges from approximately 2.8 million to 4.4 million Subco Units and is expected to be payable approximately five years following the closing of the HPS Transaction. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party valuation specialist, was $3.4 billion at close, and was recorded within contingent consideration liabilities in the condensed consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs). The contingent consideration was classified as a liability as the value of the consideration to be delivered in Subco Units is predominantly based on achieving certain performance targets or certain settlement provisions of the Subco Units. See Note 8, Fair Value Disclosures and Note 15, Commitments and Contingencies for additional information on the contingent consideration related to HPS.

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

Unaudited Pro Forma Information

The following unaudited pro forma information presents combined results of operations of the Company as if the HPS Transaction had occurred on January 1, 2024. The unaudited pro forma financial information is not indicative of the actual results of operations that would have been achieved nor is it indicative of future results of operations of the combined Company. The pro forma combined provision for income taxes may not represent the amount that would have resulted had BlackRock and HPS filed consolidated tax returns during the years presented.

Three Months Ended
(Unaudited) (in millions)	March 31, 2025
Total revenue	$5,685
Net income attributable to BlackRock, Inc.	$1,409

Pro forma adjustments related to HPS include compensation expense for retention-related deferred compensation awards, amortization of finite-lived intangible assets, acquisition-related transaction costs, related tax effects, and the allocation of net income to NCI - Subco. See Note 3, Acquisitions, in the 2025 Form 10-K for more information regarding the Company’s pro forma adjustments.

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

	March 31,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$9,841	$11,468
Restricted cash included in other assets	22	22
Total cash, cash equivalents and restricted cash	$9,863	$11,490

5. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2026	2025
Debt securities:
Trading securities (including $3,271 and $2,782 held by CIPs at March 31, 2026 and December 31, 2025, respectively)(1)	$3,304	$2,789
Held-to-maturity investments	495	507
Total debt securities	3,799	3,296
Equity securities at FVTNI (including $2,147 and $1,681 held by CIPs at March 31, 2026 and December 31, 2025, respectively)(1)	2,612	2,282
Equity method investments:
Equity method investments(2)	1,922	1,833
Investments related to deferred cash compensation plans(1)	403	300
Total equity method investments	2,325	2,133
CLOs held at fair value	537	568
Federal Reserve Bank stock(3)	87	87
Carried interest(4)	3,670	3,710
Other investments(5)	1,544	1,195
Total investments	$14,574	$13,271

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within debt securities comprised $26 million as of March 31, 2026, and amounts included within equity securities held at fair value recorded through net income ("FVTNI") comprised $29 million and $37 million at March 31, 2026 and December 31, 2025, respectively.
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
(5)
Other investments include private equity, private credit, real asset, commodity, and digital asset investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2026, $11 million mature between one and five years, $245 million mature between five and ten years and $239 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2026		December 31, 2025
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,293	$1,340	$1,153	$1,185
Government debt	510	504	430	430
Asset/mortgage-backed debt	1,495	1,460	1,185	1,174
Total trading debt securities	$3,298	$3,304	$2,768	$2,789
Equity securities at FVTNI:
Equity securities/mutual funds	$2,424	$2,612	$2,049	$2,282

6. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIEs or voting rights entities ("VREs"). The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time provide financial support to certain sponsored investment products. Capital support may be in the form investments, derivatives, loan or contingent investment commitments, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the general credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2026			December 31, 2025
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$238	$175	$413	$428	$33	$461
Investments:
Trading debt securities	2,366	905	3,271	2,350	432	2,782
Equity securities at FVTNI	1,813	334	2,147	1,537	144	1,681
Other investments	1,325	39	1,364	946	68	1,014
Carried interest	3,620	—	3,620	3,654	—	3,654
Total investments	9,124	1,278	10,402	8,487	644	9,131
Other assets	132	132	264	76	111	187
Other liabilities(2)	(3,929)	(412)	(4,341)	(4,052)	(60)	(4,112)
Noncontrolling interest - CIPs	(3,419)	(319)	(3,738)	(2,521)	(236)	(2,757)
BlackRock's net interest in CIPs	$2,146	$854	$3,000	$2,418	$492	$2,910

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both March 31, 2026 and December 31, 2025, other liabilities of VIEs primarily include deferred carried interest liabilities.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs was not material for both the three months ended March 31, 2026 and March 31, 2025.

7. Variable Interest Entities

Nonconsolidated VIEs. At March 31, 2026 and December 31, 2025, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
March 31, 2026
Sponsored investment products	$2,603	$131	$(12)	$2,751
December 31, 2025
Sponsored investment products	$2,325	$101	$(12)	$2,443

(1)
At both March 31, 2026 and December 31, 2025, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $70 billion and $53 billion at March 31, 2026 and December 31, 2025, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2026
Assets:
Investments
Debt securities:
Trading securities	$—	$3,269	$35	$—	$—	$3,304
Held-to-maturity investments	—	—	—	—	495	495
Total debt securities	—	3,269	35	—	495	3,799
Equity securities at FVTNI:
Equity securities/mutual funds	2,476	—	136	—	—	2,612
Equity method:
Equity, fixed income, and multi-asset mutual funds	238	153	—	—	—	391
Hedge funds/funds of hedge funds/other	—	—	—	440	—	440
Private equity funds	—	—	—	536	—	536
Real assets funds	—	—	—	555	—	555
Investments related to deferred cash compensation plans	—	—	—	403	—	403
Total equity method	238	153	—	1,934	—	2,325
CLOs held at fair value	—	480	57	—	—	537
Federal Reserve Bank stock	—	—	—	—	87	87
Carried interest	—	—	—	—	3,670	3,670
Other investments	412	—	—	1,015	117	1,544
Total investments	3,126	3,902	228	2,949	4,369	14,574
Other assets(3)	140	4	149	—	—	293
Separate account assets	37,483	20,639	—	—	664	58,786
Separate account collateral held under securities lending agreements:
Equity securities	3,541	—	—	—	—	3,541
Debt securities	—	3,029	—	—	—	3,029
Total separate account collateral held under securities lending agreements	3,541	3,029	—	—	—	6,570
Total	$44,290	$27,574	$377	$2,949	$5,033	$80,223
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,541	$3,029	$—	$—	$—	$6,570
Contingent consideration liabilities	—	—	7,865	—	—	7,865
Other liabilities(4)	—	183	—	—	—	183
Total	$3,541	$3,212	$7,865	$—	$—	$14,618
(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount primarily includes a minority investment in a publicly traded company. Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information) and other liabilities held by a CIP.

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

Level 3 Assets. Level 3 assets predominantly include investments in CLOs and corporate minority private debt investments. Investments in CLOs were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cash flow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of March 31, 2026 and December 31, 2025.

Level 3 Liabilities. Level 3 liabilities primarily include contingent consideration liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs or other valuation techniques.

At March 31, 2026 and December 31, 2025, the contingent consideration liability related to the acquisition of Global Infrastructure Management, LLC in October 2024 (the "GIP Transaction") was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 3.8% and 3.5%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). At March 31, 2026, the contingent consideration liability related to the HPS Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 3.8%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2026

(in millions)	December 31, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2026	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$28	$—	$—	$—	$—	$35	$—
Equity securities/mutual funds	136	—	—	—	—	—	—	136	—
CLOs held at fair value	73	(7)	—	(9)	—	—	—	57	(7)
Total investments	216	(7)	28	(9)	—	—	—	228	(7)
Other assets	151	(2)	—	—	—	—	—	149	(2)
Total assets	$367	$(9)	$28	$(9)	$—	$—	$—	$377	$(9)

(in millions)	December 31, 2025	Realized and Unrealized (Gains) Losses(3)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2026	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$8,429	$(551)	$—	$—	$(13)	$—	$—	$7,865	$(551)
(1)
Issuances and other settlements amounts include a contingent liability payment related to a previous acquisition.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)
Amount includes changes in fair value of contingent consideration recorded within expense on condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$79	$(2)	$4	$(2)	$—	$—	$—	$79	$(2)
Loans	135	(11)	11	(28)	—	—	—	107	(11)
Total investments	214	(13)	15	(30)	—	—	—	186	(13)
Other assets	149	3	—	—	—	—	—	152	3
Total assets	$363	$(10)	$15	$(30)	$—	$—	$—	$338	$(10)

(in millions)	December 31, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,302	$99	$—	$—	$(11)	$—	$—	$4,390	$99
Other liabilities	129	(3)	—	—	(24)	—	—	102	(3)
Total liabilities	$4,431	$96	$—	$—	$(35)	$—	$—	$4,492	$96

(1)
Issuances and other settlements amounts include a contingent liability payment related to a previous acquisition and repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in operating income, nonoperating income (expense) or AOCI for corporate minority private debt investments. A portion of net income (loss) related to securities held by CIPs is allocated to NCI - CIPs to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2026 and December 31, 2025, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$9,841	$9,841	$11,468	$11,468	Level 1	(2)(3)
Other assets	$159	$159	$103	$103	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,749	$12,318	$12,768	$12,546	Level 2	(5)
Other liabilities	$491	$491	$302	$302	Level 2	(6)
(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At March 31, 2026 and December 31, 2025, approximately $3.5 billion and $5.3 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At March 31, 2026 and December 31, 2025, other assets included cash collateral of approximately $137 million and $81 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $22 million of restricted cash at both March 31, 2026 and December 31, 2025.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of March 2026 and December 2025, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.
(6)
Other liabilities primarily include repurchase agreements related to CLO financing arrangements to finance portions of investments in certain CLOs managed by the Company. Repurchase agreements were recorded at amortized cost, which approximates fair value, with maturity dates ranging from 2034 to 2039.

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

March 31, 2026
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$440	$148	Daily/Monthly (2%) Quarterly (13%) N/R (85%)	1 – 90 days
Private equity funds	(b)	536	217	N/R	N/R
Real assets funds	(c)	555	1,773	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plans	(d)	403	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	141	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	302	28	N/R	N/R
Private equity funds	(e)	227	34	N/R	N/R
Hedge funds/other	(a)	345	43	Quarterly (89%) N/R (11%)	60 – 90 days
Total		$2,949	$2,243

December 31, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$446	$150	Quarterly (12%) N/R (88%)	1 – 90 days
Private equity funds	(b)	510	225	N/R	N/R
Real assets funds	(c)	524	1,870	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plans	(d)	300	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	140	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	372	29	N/R	N/R
Private equity funds	(e)	181	34	N/R	N/R
Hedge funds/other	(a)	385	48	Quarterly (89%) N/R (11%)	60 – 90 days
Total		$2,858	$2,356

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2026 and December 31, 2025.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2026 and December 31, 2025.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2026 and December 31, 2025.
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

Fair Value Option

At March 31, 2026 and December 31, 2025, the Company elected the fair value option for certain investments in CLOs of approximately $537 million and $568 million, respectively, reported within investments.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange-traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange-traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.7 billion at both March 31, 2026 and December 31, 2025, with expiration dates during the second and first quarter of 2026, respectively.

In addition, the Company enters into exchange-traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At March 31, 2026 and December 31, 2025, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $271 million and $231 million, with expiration dates during the second and first quarter of 2026, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of March 31, 2026 and December 31, 2025.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. The Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.3 billion at March 31, 2026 with expiration dates during the second quarter of 2026, and $3.0 billion at December 31, 2025 with expiration dates during the first quarter of 2026.

At both March 31, 2026 and December 31, 2025, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2026 and December 31, 2025:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	March 31, 2026	December 31, 2025	Statement of Financial Condition Classification	March 31, 2026	December 31, 2025
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$4	$10	Other liabilities	$25	$1

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
	Statement of Income	2026	2025
(in millions)	Classification	Gains (Losses)
Derivative instruments
Exchange-traded futures(1)	Net gain (loss) on investments	$14	$4
Forward foreign currency exchange contracts	General and administration expense	(35)	47
Total gain (loss) from derivative instruments		$(21)	$51

(1)
Amounts for the three months ended March 31, 2026 and 2025 include $25 million and $10 million of gains on futures used in a macro hedging strategy of seed investments, respectively, and $11 million and $6 million of losses on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2026 and 2025.

See Note 14, Borrowings in this filing and Note 15, Borrowings, in the 2025 Form 10-K, for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the three months ended March 31, 2026 was as follows:

(in millions)
December 31, 2025	$35,283
Other	13
March 31, 2026	$35,296

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2025	$20,428	$7,540	$27,968
Amortization expense	—	(277)	(277)
March 31, 2026	$20,428	$7,263	$27,691

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Lease cost:
Operating lease cost(1)	$66	$50
Variable lease cost(2)	18	17
Total lease cost	$84	$67

(1)
Amounts include short-term leases, which are immaterial for the three months ended March 31, 2026 and 2025.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$49	$49

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$27	$30

	March 31,		December 31,
	2026		2025
Lease term and discount rate:
Weighted-average remaining lease term	12	years	13	years
Weighted-average discount rate	4%		4%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At both March 31, 2026 and December 31, 2025, the Company had $1.6 billion of corporate equity method investments, recorded within other assets. At both March 31, 2026 and December 31, 2025, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 22%, and the carrying value of the Company's interest was $0.7 billion. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At both March 31, 2026 and December 31, 2025, the Company had $0.8 billion of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2025 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2026. At March 31, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At March 31, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at March 31, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2026, there was no amount outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2026 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$—	$700	$694
4.60% Notes due 2027	800	(2)	798	806
4.70% Notes due 2029	500	(3)	497	508
3.25% Notes due 2029(2)	1,000	(4)	996	972
2.40% Notes due 2030(2)	1,000	(3)	997	927
1.90% Notes due 2031(2)	1,250	(6)	1,244	1,113
2.10% Notes due 2032(2)	1,000	(9)	991	875
4.75% Notes due 2033(2)	1,250	(15)	1,235	1,254
5.00% Notes due 2034	1,000	(6)	994	1,012
4.90% Notes due 2035	500	(5)	495	500
3.75% Notes due 2035	1,153	(8)	1,145	1,136
5.25% Notes due 2054	1,500	(30)	1,470	1,393
5.35% Notes due 2055	1,200	(13)	1,187	1,128
Total long-term borrowings	$12,853	$(104)	$12,749	$12,318

(1)
The unamortized discount and debt issuance costs are amortized over the term of the notes.
(2)
Issued by Old BlackRock and guaranteed by BlackRock, Inc.

Long-term borrowings at December 31, 2025 had a carrying value of $12.8 billion and a fair value of $12.5 billion, determined using market prices at the end of December 31, 2025.

See Note 15, Borrowings, in the 2025 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments. At March 31, 2026, the Company had $2.7 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigations arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2026 and subject to this type of indemnification was approximately $397 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $422 billion were held as collateral for indemnified securities on loan at March 31, 2026. The fair value of these indemnifications was not material at March 31, 2026.

16. Revenue

The table below presents detail of revenue for the three months ended March 31, 2026 and 2025 and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$593	$518
ETFs	1,793	1,349
Equity subtotal	2,386	1,867
Fixed income:
Active	531	492
ETFs	434	352
Fixed income subtotal	965	844
Active multi-asset	371	313
Alternatives:
Private markets	658	535
Liquid alternatives	197	150
Alternatives subtotal	855	685
Non-ETF index	342	307
Digital assets, commodities and multi-asset ETFs(1)	179	92
Long-term	5,098	4,108
Cash management	340	293
Total investment advisory, administration fees and securities lending revenue(2)	5,438	4,401
Investment advisory performance fees:
Equity	22	10
Fixed income	2	12
Multi-asset	9	4
Alternatives:
Private markets	232	24
Liquid alternatives	7	10
Alternatives subtotal	239	34
Total investment advisory performance fees	272	60
Technology services and subscription revenue	530	436
Distribution fees	389	321
Advisory and other revenue:
Advisory	12	14
Other	57	44
Total advisory and other revenue	69	58
Total revenue	$6,698	$5,276

(1)
Amounts include commodity ETFs and exchange-traded products ("ETPs").
(2)
Amounts include securities lending revenue of $179 million and $157 million for the three months ended March 31, 2026 and 2025, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2026	2025
By client type:
Retail	$1,263	$1,061
ETFs	2,406	1,793
Institutional:
Active	1,174	1,016
Index	255	238
Institutional subtotal	1,429	1,254
Long-term	5,098	4,108
Cash management	340	293
Total	$5,438	$4,401

By investment style:
Active	$2,350	$2,008
ETFs	2,406	1,793
Non-ETF index	342	307
Long-term	5,098	4,108
Cash management	340	293
Total	$5,438	$4,401

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2026 and 2025:

March 31, 2026

	Remainder of
(in millions)	2026	2027	2028	2029	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$355	$451	$233	$40	$35	$1,114

March 31, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$369	$445	$416	$131	$32	$1,393

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at March 31, 2026 and 2025. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g., post-investment period) and actual amounts could differ from amounts disclosed.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Beginning balance	$3,515	$1,860
Net increase (decrease) in unrealized allocations	169	104
Performance fee revenue recognized	(124)	(32)
Ending balance	$3,560	$1,932

Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2026 and 2025:

March 31, 2026

	Remainder of
(in millions)	2026	2027	2028	2029	Thereafter	Total
Technology services and subscription revenue(1)(2)	$171	$141	$87	$50	$60	$509

March 31, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Technology services and subscription revenue(1)(2)	$177	$141	$73	$38	$51	$480

(1)
Technology services and subscription revenue includes upfront payments from customers, which the Company recognizes as services are performed. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2026, the estimated fixed minimum fees for the remainder of the year approximated $1.0 billion. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services and subscription deferred revenue liability for the three months ended March 31, 2026 and 2025, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Beginning balance	$260	$124
Acquisition(1)	—	88
Additions(2)	67	44
Revenue recognized that was included in the beginning balance	(75)	(24)
Ending balance	$252	$232

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units ("RSUs")

Time-Based RSUs

RSU activity for the three months ended March 31, 2026 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	3,237,707	$896.41
Granted	576,248	$1,167.90
Converted	(565,132)	$812.02
Forfeited	(25,017)	$886.38
March 31, 2026	3,223,806	$959.81

In January 2026, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2025 annual incentive compensation approximately 342,000 RSUs to employees that vest ratably over three years from the grant date and approximately 183,000 RSUs to employees that cliff vest 100% on January 31, 2029. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the HPS Transaction in July 2025, and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during the three months ended March 31, 2026 was $673 million.

At March 31, 2026, the intrinsic value of outstanding RSUs was $3.1 billion, reflecting a closing stock price of $962.

At March 31, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $1.8 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

Performance-Based RSUs

Performance-based RSU activity for the three months ended March 31, 2026 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	478,236	$848.08	199,744	$845.89	677,980	$847.43
Granted	137,429	$1,170.18	—	$—	137,429	$1,170.18
Additional shares due to attainment of performance measures	24,996	$743.60	—	$—	24,996	$743.60
Converted	(175,588)	$743.60	—	$—	(175,588)	$743.60
Forfeited	(2,218)	$874.86	—	$—	(2,218)	$874.86
March 31, 2026	462,855	$977.58	199,744	$845.89	662,599	$937.88

In January 2026, the Company granted approximately 137,000 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2029. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2026, the Company granted 24,996 additional RSUs related to the original 2023 award based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards are reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the three months ended March 31, 2026 was $179 million.

At March 31, 2026, the intrinsic value of outstanding performance-based RSUs was $637 million, reflecting a closing stock price of $962.

At March 31, 2026, total unrecognized stock-based compensation expense related to unvested performance-based awards was $409 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

Stock Options

Stock option activity and ending balance for the three months ended March 31, 2026 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2025	300,356	$513.50	678,732	$673.58	281,377	$673.58
Exercised	(142,948)	$513.50	—	$—	—	$—
Outstanding at March 31, 2026	157,408	$513.50	678,732	$673.58	281,377	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	157,408	0.7	$71	$513.50	157,408	0.7	$71
2023 Performance-based	$673.58	678,732	6.2	196	$673.58	—	—	—
2023 Time-based	$673.58	281,377	6.2	81	$673.58	—	—	—
		1,117,517	5.4	$348		157,408	0.7	$71

At March 31, 2026, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $65 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.4 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2017 Performance-based Options"). Vesting of the 2017 Performance-based Options was contingent upon (i) the achievement of a stock price equal to at least 125% of the grant-date stock price, maintained for 20 trading days, within five years from the grant date and (ii) the attainment of a Company performance measure during the four-year performance period from January 1, 2018 to December 31, 2021. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the three months ended March 31, 2026 was $87 million.

In 2023, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2023 Performance-based Options"). Vesting of the 2023 Performance-based Options is contingent upon (i) the achievement of a stock price equal to at least 130% of the grant-date stock price, maintained for 60 calendar days, within four years from the grant date and (ii) the attainment of a predetermined Company performance measure during the three-year performance period from January 1, 2024 to December 31, 2026. As of March 31, 2026, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options will be exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

Time-Based Stock Options

In 2023, pursuant to the Award Plan, the Company awarded time-based stock options to certain employees ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Time-based Options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense is amortized over the respective requisite service period.

See Note 18, Stock-Based Compensation, in the 2025 Form 10-K for more information on RSUs, performance-based RSUs and stock options.

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

Due from Related Parties

Due from related parties, which is included within other assets on the condensed consolidated statements of financial condition, was $435 million and $377 million at March 31, 2026 and December 31, 2025, respectively, and represented receivables from certain investment products managed by BlackRock.

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

At March 31, 2026, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a consolidated subsidiary of the Company, which is chartered as a national bank whose operations are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Beginning balance	$(545)	$(1,178)
Foreign currency translation adjustments(1)	(139)	227
Change in BlackRock, Inc.'s ownership interest	6	—
Ending balance	$(678)	$(951)

(1)
Amount for the three months ended March 31, 2026 includes a gain from a net investment hedge of $17 million (net of tax expense of $5 million). Amount for the three months ended March 31, 2025 included a loss from a net investment hedge of $34 million (net of tax benefit of $11 million).

21. Capital Stock

Share Repurchases. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

During the three months ended March 31, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 0.4 million shares and share equivalents for approximately $450 million. At March 31, 2026, there were approximately 8.8 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

22. Income Taxes

Income tax expense for the three months ended March 31, 2026 includes a $57 million discrete tax benefit related to vested stock-based compensation awards.

Income tax expense for the three months ended March 31, 2025 included a $149 million discrete tax benefit related to the realization from changes in the Company's organizational structure and a $46 million discrete tax benefit related to vested stock-based compensation awards.

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2026	2025
Basic net income attributable to BlackRock, Inc.	$2,212	$1,510
Add: Incremental net income from dilutive securities - NCI - Subco	108	—
Diluted net income attributable to BlackRock, Inc.	$2,320	$1,510

Basic weighted-average shares outstanding	155,308,809	155,038,772
Dilutive effect of:
Nonparticipating RSUs	1,664,513	1,111,006
Stock options	385,888	482,245
Subco Units	7,641,897	—
Total diluted weighted-average shares outstanding	165,001,107	156,632,023
Basic earnings per share	$14.24	$9.74
Diluted earnings per share	$14.06	$9.64

The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for RSUs and stock options. The Company applies the “if-converted” method to the Subco Units to determine the dilutive impact, if any, of the exchange right included in the Subco Units.

For the three months ended March 31, 2026, 465,960 shares primarily related to RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive shares was immaterial for the three months ended March 31, 2025. Certain performance-based awards were excluded from the diluted EPS calculation because the designated contingencies were not met.

24. Segment Information

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

The following table illustrates total revenue for the three months ended March 31, 2026 and 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenue
Americas	$4,372	$3,477
Europe	1,959	1,557
Asia-Pacific	367	242
Total revenue	$6,698	$5,276

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2026 and December 31, 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	March 31,	December 31,
(in millions)	2026	2025
Long-lived Assets
Americas	$32,516	$32,492
Europe	3,917	3,921
Asia-Pacific	142	126
Total long-lived assets	$36,575	$36,539

Americas is primarily comprised of the US, and also includes Latin America and Canada. Europe is primarily comprised of the UK, Luxembourg and the Netherlands, and also includes Switzerland, Ireland and France. Asia-Pacific is primarily comprised of Hong Kong, Japan, India, Singapore and Australia.

25. Subsequent Events

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $13.9 trillion of AUM at March 31, 2026. With approximately 25,400 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology and subscription services to institutional and retail clients in more than 100 countries across the globe.

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

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
GAAP basis(1):
Total revenue	$6,698	$5,276
Total expense	3,884	3,578
Operating income	$2,814	$1,698
Operating margin	42.0%	32.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	22	60
Income tax expense	516	248
Less: Net income (loss) attributable to NCI - Subco	108	—
Net income attributable to BlackRock	$2,212	$1,510
Diluted earnings per common share	$14.06	$9.64
Effective tax rate	18.2%	14.1%
As adjusted(2):
Operating income	$2,669	$2,032
Operating margin	44.5%	43.2%
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs	$22	$75
Net income attributable to BlackRock(3)	$2,068	$1,770
Diluted earnings per common share(3)	$12.53	$11.30
Effective tax rate	23.2%	16.0%
Other:
Assets under management (end of period)	$13,894,600	$11,583,928
Diluted weighted-average common shares outstanding (including Subco Units)	165.0	156.6
Shares outstanding including Subco Units(4)	163.0	155.0
Book value per share(5)	$364.87	$309.86
Cash dividends declared and paid per share	$5.73	$5.21

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
(4)
As of March 31, 2026, there were 155.4 million shares of common stock and 7.6 million Subco Units outstanding.
(5)
Total BlackRock stockholders’ equity divided by total shares of common stock outstanding at March 31 of the respective period-end.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

GAAP. Operating income of $2.8 billion increased $1.1 billion and operating margin of 42.0% increased 980 bps from the three months ended March 31, 2025. Increases in operating income and operating margin were driven by higher revenue, reflecting organic base fee growth, the positive impact of markets, and fees related to the HPS Transaction. GAAP operating income and operating margin were also impacted by noncash acquisition-related items in connection with the HPS and GIP Transactions.

Nonoperating income (expense), net of NCI - CIPs decreased $38 million from the three months ended March 31, 2025, driven primarily by lower dividend income and net interest income (expense).

First quarter 2026 and 2025 income tax expense includes $57 million and $46 million of discrete tax benefits, respectively, related to vested stock-based compensation awards. In addition, first quarter 2025 income tax expense included $149 million of net discrete tax benefits realized from changes in the Company's organizational entity structure.

Earnings per diluted common share increased $4.42, or 46%, from the three months ended March 31, 2025, reflecting higher operating income, impacted by noncash acquisition-related items, partially offset by lower nonoperating income, a higher effective tax rate, and a higher diluted share count in connection with the HPS Transaction.

As Adjusted. Operating income of $2.7 billion increased $637 million and operating margin of 44.5% increased 130 bps from the three months ended March 31, 2025. The noncash acquisition-related items described above have been excluded from as adjusted results. Earnings per diluted common share increased $1.23, or 11%, from the three months ended March 31, 2025, primarily reflecting higher operating income, partially offset by lower nonoperating income, a higher effective tax rate, and a higher diluted share count in the current quarter.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating income, GAAP basis	$2,814	$1,698
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	5	(3)
Amortization of intangible assets (b)	277	117
Acquisition-related compensation costs (b)	107	85
Acquisition-related transaction costs (b)(1)	15	39
Change in fair value of contingent consideration (b)	(549)	96
Operating income, as adjusted	$2,669	$2,032
Revenue, GAAP basis	$6,698	$5,276
Non-GAAP adjustments:
Distribution fees	(389)	(321)
Investment advisory fees	(316)	(249)
Revenue used for operating margin measurement	$5,993	$4,706
Operating margin, GAAP basis	42.0%	32.2%
Operating margin, as adjusted	44.5%	43.2%

(1)
Amounts included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Nonoperating income (expense), GAAP basis	$28	$65
Less: Net income (loss) attributable to NCI - CIPs	6	5
Nonoperating income (expense), net of NCI - CIPs	22	60
Less: Hedge gain (loss) on deferred cash compensation plans (a)	—	(15)
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted	$22	$75

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Net income attributable to BlackRock, Inc., GAAP basis	$2,212	$1,510
Noncontrolling interest - Subco	108	—
Net income attributable to BlackRock, Inc., (for diluted EPS)	2,320	1,510
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	4	9
Amortization of intangible assets (b)	207	87
Acquisition-related compensation costs (b)	80	63
Acquisition-related transaction costs (b)	11	29
Change in fair value of contingent consideration (b)	(554)	72
Net income attributable to BlackRock, Inc., as adjusted	$2,068	$1,770
Diluted weighted-average common shares outstanding	165.0	156.6
Diluted earnings per common share, GAAP basis	$14.06	$9.64
Diluted earnings per common share, as adjusted	$12.53	$11.30

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
(b)
Acquisition-related costs. Acquisition-related costs include adjustments related to amortization of intangible assets, change in fair value of contingent consideration (primarily associated with noncash contingent consideration) incurred in connection with certain acquisitions and other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation and general and administration expense primarily related to professional services. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. In addition, the non-GAAP adjustment in 2025 and 2026 related to the change in fair value of contingent consideration is primarily not deductible for income tax purposes.

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

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2026	2025	2025	2026	2026
Equity	$7,661,385	$7,793,875	$6,204,549	$71,842	$272,656
Fixed income	3,270,863	3,272,021	3,006,670	34,314	160,975
Multi-asset	1,222,612	1,223,625	1,002,681	17,827	81,550
Alternatives:
Private markets	320,431	322,624	212,354	9,076	41,766
Liquid alternatives	108,639	100,990	79,356	5,551	14,539
Alternatives subtotal	429,070	423,614	291,710	14,627	56,305
Digital assets	60,671	78,435	50,329	935	32,343
Currency and commodities(1)	176,676	169,216	97,355	(3,644)	16,206
Long-term	12,821,277	12,960,786	10,653,294	135,901	620,035
Cash management	1,073,323	1,080,732	930,634	(6,177)	123,780
Total	$13,894,600	$14,041,518	$11,583,928	$129,724	$743,815

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2026	2025	2025	2026	2026
Retail	$1,262,374	$1,278,732	$1,022,880	$15,233	$108,673
ETFs	5,485,544	5,467,710	4,302,761	131,692	550,994
Institutional:
Active	2,509,266	2,518,170	2,155,178	23,713	68,833
Index	3,564,093	3,696,174	3,172,475	(34,737)	(108,465)
Institutional subtotal	6,073,359	6,214,344	5,327,653	(11,024)	(39,632)
Long-term	12,821,277	12,960,786	10,653,294	135,901	620,035
Cash management	1,073,323	1,080,732	930,634	(6,177)	123,780
Total	$13,894,600	$14,041,518	$11,583,928	$129,724	$743,815

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2026	2025	2025	2026	2026
Active	$3,410,923	$3,432,743	$2,889,141	$29,620	$155,405
ETFs	5,485,544	5,467,710	4,302,761	131,692	550,994
Non-ETF index	3,924,810	4,060,333	3,461,392	(25,411)	(86,364)
Long-term	12,821,277	12,960,786	10,653,294	135,901	620,035
Cash management	1,073,323	1,080,732	930,634	(6,177)	123,780
Total	$13,894,600	$14,041,518	$11,583,928	$129,724	$743,815

(1)
Amounts include commodity ETFs and ETPs.

Component Changes in AUM for the Three Months Ended March 31, 2026

The following table presents the component changes in AUM by product type for the three months ended March 31, 2026.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$7,793,875	$71,842	$—	$(179,623)	$(24,709)	$7,661,385	$7,930,545
Fixed income	3,272,021	34,314	(957)	(19,649)	(14,866)	3,270,863	3,303,591
Multi-asset	1,223,625	17,827	—	(12,714)	(6,126)	1,222,612	1,247,632
Alternatives:
Private markets	322,624	9,076	(8,471)	(1,989)	(809)	320,431	322,399
Liquid alternatives	100,990	5,551	(695)	2,707	86	108,639	105,904
Alternatives subtotal	423,614	14,627	(9,166)	718	(723)	429,070	428,303
Digital assets	78,435	935	—	(18,694)	(5)	60,671	67,740
Currency and commodities(4)	169,216	(3,644)	—	11,305	(201)	176,676	190,349
Long-term	12,960,786	135,901	(10,123)	(218,657)	(46,630)	12,821,277	13,168,160
Cash management	1,080,732	(6,177)	—	2,206	(3,438)	1,073,323	1,072,769
Total	$14,041,518	$129,724	$(10,123)	$(216,451)	$(50,068)	$13,894,600	$14,240,929

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2026.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$629,081	$7,434	$—	$(18,708)	$(2,764)	$615,043	$638,493
Fixed income	384,887	2,816	—	(3,815)	(1,065)	382,823	386,517
Multi-asset	199,655	999	—	(4,447)	(227)	195,980	201,964
Private markets	30,681	1,261	(295)	(338)	(119)	31,190	31,195
Liquid alternatives	34,428	2,723	(185)	414	(42)	37,338	36,190
Retail subtotal	1,278,732	15,233	(480)	(26,894)	(4,217)	1,262,374	1,294,359
ETFs:
Equity	4,006,014	88,113	—	(85,765)	(6,829)	4,001,533	4,112,258
Fixed income	1,205,953	45,438	—	(9,362)	(3,004)	1,239,025	1,233,149
Multi-asset	14,402	884	—	(90)	(110)	15,086	15,005
Digital assets	78,435	935	—	(18,694)	(5)	60,671	67,740
Commodities	162,906	(3,678)	—	10,158	(157)	169,229	183,413
ETFs subtotal	5,467,710	131,692	—	(103,753)	(10,105)	5,485,544	5,611,565
Institutional:
Active:
Equity	247,993	4,385	—	(2,238)	(1,451)	248,689	255,779
Fixed income	905,566	(7,192)	(957)	(2,368)	(2,918)	892,131	905,463
Multi-asset	1,006,106	15,877	—	(8,295)	(5,784)	1,007,904	1,027,077
Private markets	291,943	7,815	(8,176)	(1,651)	(690)	289,241	291,204
Liquid alternatives	66,562	2,828	(510)	2,293	128	71,301	69,714
Active subtotal	2,518,170	23,713	(9,643)	(12,259)	(10,715)	2,509,266	2,549,237
Index	3,696,174	(34,737)	—	(75,751)	(21,593)	3,564,093	3,712,999
Institutional subtotal	6,214,344	(11,024)	(9,643)	(88,010)	(32,308)	6,073,359	6,262,236
Long-term	12,960,786	135,901	(10,123)	(218,657)	(46,630)	12,821,277	13,168,160
Cash management	1,080,732	(6,177)	—	2,206	(3,438)	1,073,323	1,072,769
Total	$14,041,518	$129,724	$(10,123)	$(216,451)	$(50,068)	$13,894,600	$14,240,929

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2026.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$546,028	$3,150	$—	$(10,493)	$(2,690)	$535,995	$558,046
Fixed income	1,257,358	(5,033)	(957)	(5,867)	(3,510)	1,241,991	1,258,117
Multi-asset	1,205,743	16,876	—	(12,741)	(6,011)	1,203,867	1,229,024
Private markets	322,624	9,076	(8,471)	(1,989)	(809)	320,431	322,399
Liquid alternatives	100,990	5,551	(695)	2,707	86	108,639	105,904
Active subtotal	3,432,743	29,620	(10,123)	(28,383)	(12,934)	3,410,923	3,473,490
ETFs:
Equity	4,006,014	88,113	—	(85,765)	(6,829)	4,001,533	4,112,258
Fixed income	1,205,953	45,438	—	(9,362)	(3,004)	1,239,025	1,233,149
Multi-asset	14,402	884	—	(90)	(110)	15,086	15,005
Digital assets	78,435	935	—	(18,694)	(5)	60,671	67,740
Commodities	162,906	(3,678)	—	10,158	(157)	169,229	183,413
ETFs subtotal	5,467,710	131,692	—	(103,753)	(10,105)	5,485,544	5,611,565
Non-ETF index	4,060,333	(25,411)	—	(86,521)	(23,591)	3,924,810	4,083,105
Long-term	12,960,786	135,901	(10,123)	(218,657)	(46,630)	12,821,277	13,168,160
Cash management	1,080,732	(6,177)	—	2,206	(3,438)	1,073,323	1,072,769
Total	$14,041,518	$129,724	$(10,123)	$(216,451)	$(50,068)	$13,894,600	$14,240,929

The following table presents the component changes in AUM by private markets product type for the three months ended March 31, 2026.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$112,116	$1,234	$(320)	$(902)	$(261)	$111,867	$112,127
Private equity	30,623	399	(579)	(162)	(50)	30,231	30,434
Private credit	145,385	6,619	(3,906)	(711)	(342)	147,045	146,753
Real estate	25,062	455	(3,494)	(262)	(107)	21,654	23,570
Multi-alternatives	9,438	369	(172)	48	(49)	9,634	9,515
Total private markets	$322,624	$9,076	$(8,471)	$(1,989)	$(809)	$320,431	$322,399

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM decreased $147 billion to $13.9 trillion at March 31, 2026 from $14.0 trillion at December 31, 2025, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $136 billion were comprised of $132 billion and $15 billion from ETFs and retail clients, respectively, partially offset by net outflows of $11 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $132 billion were led by equity and fixed income ETFs net inflows of $88 billion and $45 billion, respectively. Active ETFs contributed $19 billion of net inflows.
•
Retail net inflows of $15 billion were driven by net inflows into equity products, largely reflecting net inflows in Aperio, and continued strength in the Company's systematic liquid alternatives, active fixed income and private markets offerings.
•
Institutional active net inflows of $24 billion were driven by BlackRock's LifePath® target date franchise, private markets, and systematic equity strategies, partially offset by several client-specific fixed income redemptions.
•
Institutional index net outflows of $35 billion were concentrated in low-fee index equity offerings.

Cash management net outflows of $6 billion were driven by seasonal net outflows from US government money market funds.

Net market depreciation of $216 billion was primarily driven by global equity market depreciation.

AUM decreased $50 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, the euro and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended March 31, 2026

The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2026.

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Equity	$6,204,549	$272,656	$—	$—	$1,152,903	$31,277	$7,661,385	$7,278,164
Fixed income	3,006,670	160,975	(2,990)	13,567	69,382	23,259	3,270,863	3,164,014
Multi-asset	1,002,681	81,550	—	—	126,819	11,562	1,222,612	1,144,988
Alternatives:
Private markets	212,354	41,766	(31,648)	101,017	(5,738)	2,680	320,431	287,605
Liquid alternatives	79,356	14,539	(889)	6,377	8,498	758	108,639	95,293
Alternatives subtotal	291,710	56,305	(32,537)	107,394	2,760	3,438	429,070	382,898
Digital assets	50,329	32,343	—	—	(22,002)	1	60,671	78,541
Currency and commodities(5)	97,355	16,206	—	—	63,137	(22)	176,676	140,338
Long-term	10,653,294	620,035	(35,527)	120,961	1,392,999	69,515	12,821,277	12,188,943
Cash management	930,634	123,780	—	—	9,748	9,161	1,073,323	1,010,890
Total	$11,583,928	$743,815	$(35,527)	$120,961	$1,402,747	$78,676	$13,894,600	$13,199,833

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2026.

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Retail:
Equity	$502,678	$25,555	$—	$—	$82,411	$4,399	$615,043	$584,908
Fixed income	323,508	46,548	—	—	6,907	5,860	382,823	351,337
Multi-asset	153,420	22,806	—	—	19,144	610	195,980	175,265
Private markets	16,017	4,839	(1,505)	11,674	(86)	251	31,190	26,160
Liquid alternatives	27,257	8,925	(217)	—	1,273	100	37,338	32,411
Retail subtotal	1,022,880	108,673	(1,722)	11,674	109,649	11,220	1,262,374	1,170,081
ETFs:
Equity	3,111,438	312,379	—	—	563,717	13,999	4,001,533	3,703,511
Fixed income	1,039,115	186,993	—	—	5,339	7,578	1,239,025	1,151,324
Multi-asset	10,603	3,028	—	—	1,357	98	15,086	13,083
Digital assets	50,329	32,343	—	—	(22,002)	1	60,671	78,541
Commodities	91,276	16,251	—	—	61,650	52	169,229	133,994
ETFs subtotal	4,302,761	550,994	—	—	610,061	21,728	5,485,544	5,080,453
Institutional:
Active:
Equity	217,390	(18,082)	—	—	47,323	2,058	248,689	241,606
Fixed income	853,873	(11,272)	(2,990)	13,567	33,309	5,644	892,131	889,801
Multi-asset	835,479	55,646	—	—	105,920	10,859	1,007,904	953,221
Private markets	196,337	36,927	(30,143)	89,343	(5,652)	2,429	289,241	261,445
Liquid alternatives	52,099	5,614	(672)	6,377	7,225	658	71,301	62,882
Active subtotal	2,155,178	68,833	(33,805)	109,287	188,125	21,648	2,509,266	2,408,955
Index	3,172,475	(108,465)	—	—	485,164	14,919	3,564,093	3,529,454
Institutional subtotal	5,327,653	(39,632)	(33,805)	109,287	673,289	36,567	6,073,359	5,938,409
Long-term	10,653,294	620,035	(35,527)	120,961	1,392,999	69,515	12,821,277	12,188,943
Cash management	930,634	123,780	—	—	9,748	9,161	1,073,323	1,010,890
Total	$11,583,928	$743,815	$(35,527)	$120,961	$1,402,747	$78,676	$13,894,600	$13,199,833

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2026.

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Active:
Equity	$458,656	$(10,765)	$—	$—	$83,936	$4,168	$535,995	$516,014
Fixed income	1,149,891	31,413	(2,990)	13,567	39,448	10,662	1,241,991	1,209,113
Multi-asset	988,884	78,452	—	—	125,063	11,468	1,203,867	1,128,470
Private markets	212,354	41,766	(31,648)	101,017	(5,738)	2,680	320,431	287,605
Liquid alternatives	79,356	14,539	(889)	6,377	8,498	758	108,639	95,293
Active subtotal	2,889,141	155,405	(35,527)	120,961	251,207	29,736	3,410,923	3,236,495
ETFs:
Equity	3,111,438	312,379	—	—	563,717	13,999	4,001,533	3,703,511
Fixed income	1,039,115	186,993	—	—	5,339	7,578	1,239,025	1,151,324
Multi-asset	10,603	3,028	—	—	1,357	98	15,086	13,083
Digital assets	50,329	32,343	—	—	(22,002)	1	60,671	78,541
Commodities	91,276	16,251	—	—	61,650	52	169,229	133,994
ETFs subtotal	4,302,761	550,994	—	—	610,061	21,728	5,485,544	5,080,453
Non-ETF index	3,461,392	(86,364)	—	—	531,731	18,051	3,924,810	3,871,995
Long-term	10,653,294	620,035	(35,527)	120,961	1,392,999	69,515	12,821,277	12,188,943
Cash management	930,634	123,780	—	—	9,748	9,161	1,073,323	1,010,890
Total	$11,583,928	$743,815	$(35,527)	$120,961	$1,402,747	$78,676	$13,894,600	$13,199,833

The following table presents the component changes in AUM by private markets product type for the twelve months ended March 31, 2026.

	March 31,	Net inflows			Market	FX	March 31,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Private markets:
Infrastructure	$108,371	$12,487	$(6,428)	$—	$(3,585)	$1,022	$111,867	$110,867
Private equity	36,562	2,450	(9,155)	—	203	171	30,231	33,325
Private credit	33,686	24,005	(11,162)	101,017	(1,303)	802	147,045	109,689
Real estate	26,076	541	(4,391)	—	(1,202)	630	21,654	24,840
Multi-alternatives	7,659	2,283	(512)	—	149	55	9,634	8,884
Total private markets	$212,354	$41,766	$(31,648)	$101,017	$(5,738)	$2,680	$320,431	$287,605

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $2.3 trillion to $13.9 trillion at March 31, 2026 from $11.6 trillion at March 31, 2025, driven by net market appreciation, net inflows, AUM added from the HPS and ElmTree Transactions and the positive impact of foreign exchange movements.

Long-term net inflows of $620 billion were comprised of net inflows of $551 billion and $109 billion from ETFs and retail clients, respectively, partially offset by net outflows of $40 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $551 billion were led by equity and fixed income ETFs, which saw $312 billion and $187 billion of net inflows, respectively. Digital assets ETPs generated $32 billion of net inflows and Active ETFs contributed $64 billion of net inflows.
•
Retail net inflows of $109 billion were led by net inflows into fixed income, equity and multi-asset strategies, driven by the onboarding of a significant separately managed account (SMA) assignment in the fourth quarter of 2025 as well as demand for Aperio. Liquid alternatives and private markets added $9 billion and $5 billion, respectively.
•
Institutional active net inflows of $69 billion were led by $56 billion in multi-asset net inflows reflecting continued growth from significant outsourcing mandates and Lifepath target-date offerings. Private market net inflows of $37 billion were led by private credit and infrastructure. Multi-asset and private market net inflows were partially offset by net outflows from equity and fixed income products, including a single-client transfer to institutional index equity in the third quarter of 2025.
•
Institutional index net outflows of $108 billion were concentrated in low-fee index equity and fixed income offerings and included the impact of a single client's $52 billion partial redemption in the second quarter of 2025.

Cash management net inflows of $124 billion were primarily due to net inflows into US government, international and prime money market funds.

Net market appreciation of $1.4 trillion was primarily driven by US and global equity market appreciation.

AUM increased $79 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the euro, the British pound, and the Australian dollar, partially offset by the strengthening of the US dollar, primarily against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2026 and 2025 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 25, 2026 ("2025 Form 10-K").

Revenue

The table below presents detail of revenue for the three months ended March 31, 2026 and 2025 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$593	$518
ETFs	1,793	1,349
Equity subtotal	2,386	1,867
Fixed income:
Active	531	492
ETFs	434	352
Fixed income subtotal	965	844
Active multi-asset	371	313
Alternatives:
Private markets	658	535
Liquid alternatives	197	150
Alternatives subtotal	855	685
Non-ETF index	342	307
Digital assets, commodities and multi-asset ETFs(1)	179	92
Long-term	5,098	4,108
Cash management	340	293
Total investment advisory, administration fees and securities lending revenue(2)	5,438	4,401
Investment advisory performance fees:
Equity	22	10
Fixed income	2	12
Multi-asset	9	4
Alternatives:
Private markets	232	24
Liquid alternatives	7	10
Alternatives subtotal	239	34
Total investment advisory performance fees	272	60
Technology services and subscription revenue	530	436
Distribution fees	389	321
Advisory and other revenue:
Advisory	12	14
Other	57	44
Total advisory and other revenue	69	58
Total revenue	$6,698	$5,276

(1)
Amounts include commodity ETFs and ETPs.
(2)
Amounts include securities lending revenue of $179 million and $157 million for the three months ended March 31, 2026 and 2025, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2026	2025	2026	2025
Equity:
Active	10%	12%	4%	4%
ETFs	33%	31%	28%	28%
Equity subtotal	43%	43%	32%	32%
Fixed income:
Active	10%	11%	9%	10%
ETFs	8%	8%	9%	8%
Fixed income subtotal	18%	19%	18%	18%
Active multi-asset	7%	7%	9%	8%
Alternatives:
Private markets	12%	12%	2%	2%
Liquid alternatives	4%	4%	1%	1%
Alternatives subtotal	16%	16%	3%	3%
Non-ETF index	7%	6%	28%	30%
Digital assets, commodities and multi-asset ETFs(2)	3%	2%	2%	1%
Long-term	94%	93%	92%	92%
Cash management	6%	7%	8%	8%
Total AUM	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Amounts include commodity ETFs and ETPs.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Revenue increased $1.4 billion, or 27%, from the three months ended March 31, 2025, primarily driven by the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, and higher technology services and subscription revenue.

Investment advisory, administration fees (collectively "base fees") and securities lending revenue of $5.4 billion increased $1.0 billion from $4.4 billion for the three months ended March 31, 2025, primarily driven by organic base fee growth, the impact of market beta on average AUM, and approximately $230 million of fees related to the HPS Transaction. Securities lending revenue of $179 million increased from $157 million for the three months ended March 31, 2025.

Investment advisory performance fees of $272 million increased $212 million from $60 million for the three months ended March 31, 2025, primarily reflecting higher revenue from private markets, including the impact of the HPS Transaction.

Technology services and subscription revenue of $530 million increased $94 million from $436 million for the three months ended March 31, 2025, reflecting the sustained demand for Aladdin technology offerings and a full-quarter impact of approximately $65 million of revenue related to the Preqin Transaction.

Expense

The following table presents expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Expense
Employee compensation and benefits	$2,225	$1,741
Sales, asset and account expense:
Distribution and servicing costs	705	570
Direct fund expense	481	392
Sub-advisory and other	71	47
Total sales, asset and account expense	1,257	1,009
General and administration expense:
Marketing and promotional	101	97
Occupancy and office related	147	114
Portfolio services	70	64
Technology	206	189
Professional services	75	73
Communications	10	10
Foreign exchange remeasurement	(4)	(8)
Other general and administration	69	76
Total general and administration expense	674	615
Change in fair value of contingent consideration	(549)	96
Amortization of intangible assets	277	117
Total expense	$3,884	$3,578

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Expense increased $306 million, or 9%, from the three months ended March 31, 2025, reflecting higher employee compensation and benefits expense, general and administration expense, and sales, asset and account expense. Expense for the three months ended March 31, 2026 was impacted by the previously described noncash acquisition-related items incurred in connection with the HPS and Preqin Transactions(1), including the change in fair value of contingent consideration and amortization of intangible assets.

Employee compensation and benefits expense of $2.2 billion increased $484 million from $1.7 billion for the three months ended March 31, 2025, primarily reflecting the impact of higher operating income and performance fees, and the impact of the HPS and Preqin Transactions.

Sales, asset and account expense of $1.3 billion increased $248 million from $1.0 billion for the three months ended March 31, 2025, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $674 million increased $59 million from $615 million for the three months ended March 31, 2025, primarily driven by occupancy and office related expense, and technology expense.

Change in fair value of contingent consideration(1) of $549 million decreased $645 million as compared to the change in the three months ended March 31, 2025, primarily in connection with the fair value of contingent consideration for the GIP and HPS Transactions, which is impacted by the share price of BlackRock common stock.

Amortization and impairment of intangible assets(1) of $277 million increased $160 million from $117 million for the three months ended March 31, 2025, primarily reflecting amortization of intangible assets acquired in the HPS and Preqin Transactions.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI - CIPs for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Nonoperating income (expense), GAAP basis	$28	$65
Less: Net income (loss) attributable to NCI - CIPs	6	5
Nonoperating income (expense), net of NCI - CIPs	22	60
Less: Hedge gain (loss) on deferred cash compensation plans(1)	—	(15)
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$22	$75

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net gain (loss) on investments, net of NCI - CIPs
Private equity	$9	$48
Real assets	5	(2)
Other alternatives(3)	15	9
Other investments(4)	(13)	(10)
Hedge gain (loss) on deferred cash compensation plans(1)	—	(15)
Subtotal	16	30
Other income/gain (expense/loss)(5)	50	23
Total net gain (loss) on investments, net of NCI - CIPs	66	53
Dividend income and net interest income (expense)	(44)	7
Nonoperating income (expense), net of NCI - CIPs	22	60
Less: Hedge gain (loss) on deferred cash compensation plans(1)	—	(15)
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$22	$75

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

Income Tax Expense

	GAAP		As Adjusted(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2026	2025	2026	2025
Operating income	$2,814	$1,698	$2,669	$2,032
Total nonoperating income (expense)(2)	$22	$60	$22	$75
Income before income taxes(2)	$2,836	$1,758	$2,691	$2,107
Income tax expense	$516	$248	$623	$337
Effective tax rate	18.2%	14.1%	23.2%	16.0%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI - CIPs.

2026. Income tax expense for the three months ended March 31, 2026 includes a $57 million discrete tax benefit related to vested stock-based compensation awards.

2025. Income tax expense for the three months ended March 31, 2025 included a $149 million discrete tax benefit related to the realization from changes in the Company's organizational structure and a $46 million discrete tax benefit related to vested stock-based compensation awards.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2025 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents, or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	March 31, 2026
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$9,841	$—	$413	$9,428
Accounts receivable	5,219	—	—	5,219
Investments	14,574	—	3,782	10,792
Separate account assets and collateral held under securities lending agreements	65,356	65,356	—	—
Operating lease right-of-use assets	1,849	—	—	1,849
Other assets(3)	10,411	—	264	10,147
Subtotal	107,250	65,356	4,459	37,435
Goodwill and intangible assets, net	62,987	—	—	62,987
Total assets	$170,237	$65,356	$4,459	$100,422
Liabilities
Accrued compensation and benefits	$1,588	$—	$—	$1,588
Accounts payable and accrued liabilities	2,097	—	—	2,097
Borrowings	12,749	—	—	12,749
Separate account liabilities and collateral liabilities under securities lending agreements	65,356	65,356	—	—
Contingent consideration liabilities	7,865	—	—	7,865
Deferred income tax liabilities(4)	4,660	—	—	4,660
Operating lease liabilities	2,216	—	—	2,216
Other liabilities	10,390	—	721	9,669
Total liabilities	106,921	65,356	721	40,844
Equity
Total BlackRock, Inc. stockholders’ equity	56,688	—	—	56,688
Noncontrolling interests	6,628	—	3,738	2,890
Total equity	63,316	—	3,738	59,578
Total liabilities and equity	$170,237	$65,356	$4,459	$100,422

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at March 31, 2026 included $413 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2026). Accounts receivable at March 31, 2026 increased $61 million from December 31, 2025, primarily due to higher base fee and technology services receivables. Investments at March 31, 2026 increased $1.3 billion from December 31, 2025 (for more information see Investments herein). Goodwill and intangible assets at March 31, 2026 decreased $264 million from December 31, 2025, due to amortization of intangible assets. Other assets at March 31, 2026 increased $3.5 billion from December 31, 2025, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at March 31, 2026 decreased $2.2 billion from December 31, 2025, primarily due to 2025 incentive compensation cash payments in the first quarter of 2026, partially offset by 2026 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2026 increased $357 million from March 31, 2025, primarily due to increased accruals. Contingent consideration liabilities at March 31, 2026 decreased $564 million from December 31, 2025, primarily due to a change in fair value of contingent consideration in connection with the GIP and HPS Transactions, primarily impacted by the share price of BlackRock stock. Other liabilities at March 31, 2026 increased $3.6 billion from December 31, 2025, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2026 increased $42 million from December 31, 2025, primarily due to the effects of temporary differences associated with the stock-based compensation.

Investments

The Company’s investments were $14.6 billion and $13.3 billion at March 31, 2026 and December 31, 2025, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI - CIPs portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2026	2025
Investments, GAAP	$14,574	$13,271
Investments held by CIPs	(10,402)	(9,131)
Net interest in CIPs(1)	6,620	6,564
Investments, as adjusted	10,792	10,704
Investments related to deferred cash compensation plans	(458)	(337)
Hedged exposures	(1,673)	(1,682)
Federal Reserve Bank stock	(87)	(87)
Carried interest	(3,670)	(3,710)
Total “economic” investment exposure(2)	$4,904	$4,888

(1)
Amounts include $3.6 billion and $3.7 billion of carried interest (VIEs) at March 31, 2026 and December 31, 2025, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in millions)	2026	2025
Equity/Fixed income/Multi-asset(1)	$4,044	$4,212
Alternatives:
Private equity	794	761
Real assets	820	687
Other alternatives(2)	919	910
Alternatives subtotal	2,533	2,358
Hedged exposures	(1,673)	(1,682)
Total “economic” investment exposure	$4,904	$4,888

(1)
Amounts include seed investments in equity, fixed income, and multi-asset ETFs/mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2026 was as follows:

(in millions)	Three Months Ended March 31, 2026
Investments, as adjusted, beginning balance	$10,704
Purchases/capital contributions	636
Sales/maturities	(364)
Distributions(1)	(114)
Market appreciation(depreciation)/earnings from equity method investments	(3)
Carried interest capital allocations/(distributions)	(40)
Other(2)	(27)
Investments, as adjusted, ending balance	$10,792

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2025	$11,490	$461	$11,029
Net cash provided by/(used in) operating activities	(980)	(1,563)	583
Net cash provided by/(used in) investing activities	(280)	104	(384)
Net cash provided by/(used in) financing activities	(304)	1,411	(1,715)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63)	—	(63)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,627)	(48)	(1,579)
Cash, cash equivalents and restricted cash, March 31, 2026	$9,863	$413	$9,450

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

Cash flows used in investing activities, excluding the impact of CIPs, for the three months ended March 31, 2026 were $384 million, primarily reflecting $353 million of net purchases of investments and $106 million of purchases of property and equipment, partially offset by $90 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the three months ended March 31, 2026 were $1.7 billion, primarily resulting from $973 million of dividends/Subco distributions, $810 million worth of share and share equivalents repurchases, including $360 million of employee tax withholdings related to employee stock transactions, partially offset by $74 million from stock options exercised.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
(in millions)	2026	2025
Cash and cash equivalents(1)	$9,841	$11,468
Cash and cash equivalents held by CIPs(2)	(413)	(461)
Subtotal(3)	9,428	11,007
Credit facility – undrawn(4)	6,300	5,900
Total liquidity resources	$15,728	$16,907

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 45% and 50% at March 31, 2026 and December 31, 2025, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.
(4)
In March 2026, the aggregate commitment of the credit facility was increased from $5.9 billion to $6.3 billion. See Short-Term Borrowings herein for more information.

Total liquidity resources decreased $1.2 billion during the three months ended March 31, 2026, primarily reflecting payments of 2025 year-end incentive awards, dividends/distributions of $973 million, share and share equivalent repurchases of $810 million, and $353 million of net purchases of investments, partially offset by a $400 million increase in the aggregate commitment amount under the credit facility and cash flows from other operating activities.

A significant portion of the Company’s $10.8 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

During the three months ended March 31, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 0.4 million shares and share equivalents for approximately $450 million. At March 31, 2026, there were approximately 8.8 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At both March 31, 2026 and December 31, 2025, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2026. At March 31, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At March 31, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at March 31, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2026, there was no amount outstanding.

Long-Term Borrowings

At March 31, 2026, the principal amount of long-term notes outstanding was $12.9 billion. See Note 15, Borrowings, in the 2025 Form 10-K for more information on overall borrowings outstanding as of December 31, 2025.

During the three months ended March 31, 2026, the Company paid approximately $172 million of interest on long-term notes. Future principal repayments and interest requirements at March 31, 2026 were as follows:

(in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2026	$—	$332	$332
2027	1,500	493	1,993
2028	—	445	445
2029	1,500	417	1,917
2030	1,000	377	1,377
2031	1,250	353	1,603
Thereafter(1)	7,603	3,765	11,368
Total	$12,853	$6,182	$19,035

(1)
The amounts related to the 3.75% Notes due 2035 are calculated using the EUR/USD foreign exchange rate as of March 31, 2026.

Supplemental Guarantor Information

BlackRock, Inc. (“New BlackRock”) is the issuer of 4.6% Notes due 2027, 4.7% Notes due 2029, 5.0% Notes due 2034, 4.9% Notes due 2035, 3.75% Notes due 2035, 5.25% Notes due 2054 and 5.35% Notes due 2055 (collectively the "New BlackRock Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by Old BlackRock ("Notes Guarantees"). The New BlackRock Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock's and Old BlackRock's other unsubordinated indebtedness, respectively. No other subsidiary of New BlackRock or Old BlackRock guarantees the New BlackRock Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and Old BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the separate indentures governing the New BlackRock Notes. See Note 14, Borrowings, in the notes to the condensed consolidated financial statements and Note 15, Borrowings, in the 2025 Form 10-K for further information on New BlackRock Notes.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	March 31,	December 31,
(in millions)	2026	2025
Assets
Receivables from non-guarantor subsidiaries	$41	$2,655
Goodwill and intangible assets	27,187	27,274
Other assets	1,283	1,228
Total assets	$28,511	$31,157
Liabilities
Borrowings	$12,749	$12,769
Payables to non-guarantor subsidiaries	3,524	5,485
Other liabilities	3,875	3,806
Total liabilities	$20,148	$22,060

Summarized Income Statement (unaudited)

For the three months ended March 31, 2026, net income of the Obligor Group was $352 million, primarily comprised of a noncash gain of $500 million related to a change in fair value of contingent consideration, partially offset by $131 million of interest expense, and $86 million of amortization expense. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones.

Investment Commitments. At March 31, 2026, the Company had $2.7 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies as well as recent accounting developments, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2025 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of March 31, 2026, the Company was deemed to be the PB of approximately 135 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company determines fair value of identifiable intangible assets acquired using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, or external sources. Changes in economic conditions, capital markets, client behavior, regulatory environments, or other factors could cause actual results to differ materially from these estimates and assumptions.

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at March 31, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively.

The contingent payments related to the GIP Transaction, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.8% as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs).

The payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. The fair value of the HPS Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 3.8%, as well as estimates of the timing and amounts of fundraising and fee related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs).

Subsequent changes of estimated fair value of contingent consideration are recorded within general and administration expense of the condensed consolidated statements of income until the contingency is resolved. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period. A portion of the contingent consideration is subject to reclassification to equity when certain contingencies are resolved or when triggers that may require the Company to settle an amount in cash expires.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2026 and December 31, 2025, the Company had $3.6 billion and $3.5 billion, respectfully, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2026 and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2026, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.7 billion at both March 31, 2026 and December 31, 2025.

At March 31, 2026, approximately $10.4 billion of BlackRock's investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.9 billion. See Statement of Financial Condition Overview - Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At March 31, 2026, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.2 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $124 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2026, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $3.7 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $74 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.5 billion at March 31, 2026. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $150 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2026, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.3 billion, with expiration dates primarily during the second quarter of 2026. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At March 31, 2026, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $271 million, with expiration dates during the second quarter of 2026.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2025 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act, and Class B-2 Common Units ("Subco Units") of a consolidated subsidiary, BlackRock Saturn Subco, LLC.

	Total Number of Shares Purchased(1)	Total Number of Subco Units Purchased(1)(2)	Average Price Paid per Share and Subco Unit	Total Number of Shares and Subco Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Subco Units that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 through January 31, 2026	307,856	128,794	$1,121.03	128,794	9,116,170
February 1, 2026 through February 28, 2026	242,066	16,088	$1,075.96	256,697	8,859,473
March 1, 2026 through March 31, 2026	40,252	—	$1,058.83	27,158	8,832,315
Total	590,174	144,882	$1,101.80	412,649

(1)
Consists of purchases of common stock made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock unit awards and purchases of common stock and/or Subco Units made by the Company pursuant to the share repurchase plan. The Company announced its share repurchase plan in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 9.2 million shares of BlackRock common stock.
(2)
The Subco Units repurchased by the Company during the three months ended March 31, 2026 were exchangeable into an equal number of shares of the Company’s common stock.

Item 5. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided to us by Malaysia Airport Holdings Berhard.

Item 6. Exhibits

Exhibit No.	Description

10.1(1)

Amendment No. 17, dated as of March 31, 2026, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

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

___________________________________________________________________________________________________________________

(1)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: May 6, 2026		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)