Form 10-Q
period 2026-06-30
BlackRock, Inc.
filed 2026-08-06
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 154,869,259 shares of the registrant’s common stock outstanding (162,476,186 on a fully diluted basis, including 7,606,927 Class B-2 common units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	77

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2026	2025
Assets
Cash and cash equivalents(1)	$10,492	$11,468
Accounts receivable	5,444	5,158
Investments(1)	15,144	13,271
Separate account assets	65,267	60,098
Separate account collateral held under securities lending agreements	6,269	7,922
Property and equipment (net of accumulated depreciation and amortization of $1,852 and $1,692 at June 30, 2026 and December 31, 2025, respectively)	1,305	1,256
Intangible assets (net of accumulated amortization of $1,989 and $1,482 at June 30, 2026 and December 31, 2025, respectively)	27,415	27,968
Goodwill	35,203	35,283
Operating lease right-of-use assets	1,848	1,874
Other assets(1)	7,488	5,700
Total assets	$175,875	$169,998
Liabilities
Accrued compensation and benefits	$2,432	$3,830
Accounts payable and accrued liabilities	2,012	1,740
Borrowings	12,744	12,768
Separate account liabilities	65,267	60,098
Separate account collateral liabilities under securities lending agreements	6,269	7,922
Contingent consideration liabilities	7,875	8,429
Deferred income tax liabilities	4,488	4,618
Operating lease liabilities	2,224	2,228
Other liabilities(1)	8,024	6,823
Total liabilities	111,335	108,456
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	3,872	2,636
Redeemable NCI - BlackRock Saturn Subco, LLC ("Subco")	2,828	2,791
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2026 and December 31, 2025;
   Shares issued: 156,276,289 at both June 30, 2026 and December 31, 2025
   Shares outstanding: 154,996,807 and 155,069,171 at June 30, 2026 and
      December 31, 2025, respectively

Additional paid-in capital	19,414	19,748
Retained earnings	40,205	37,899
Accumulated other comprehensive loss	(653)	(545)
Treasury stock, common, at cost (1,279,482 and 1,207,118 shares held at June 30, 2026 and December 31, 2025, respectively)	(1,355)	(1,216)
Total BlackRock, Inc. stockholders’ equity	57,613	55,888
Nonredeemable NCI - CIPs	227	227
Total permanent equity	57,840	56,115
Total liabilities, temporary equity and permanent equity	$175,875	$169,998

(1)
At June 30, 2026, cash and cash equivalents, investments, other assets and other liabilities include $180 million, $9.5 billion, $42 million and $3.7 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2025, cash and cash equivalents, investments, other assets and other liabilities include $428 million, $8.5 billion, $76 million and $4.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$5,487	$4,283	$10,746	$8,527
Securities lending revenue	239	171	418	328
Total investment advisory, administration fees and securities lending revenue	5,726	4,454	11,164	8,855
Investment advisory performance fees	305	94	577	154
Technology services and subscription revenue	566	499	1,096	935
Distribution fees	395	320	784	641
Advisory and other revenue	92	56	161	114
Total revenue	7,084	5,423	13,782	10,699
Expense
Employee compensation and benefits	2,274	1,764	4,499	3,505
Sales, asset and account expense:
Distribution and servicing costs	732	576	1,437	1,146
Direct fund expense	543	441	1,024	833
Sub-advisory and other	67	46	138	93
Total sales, asset and account expense	1,342	1,063	2,599	2,072
General and administration expense	720	613	1,394	1,228
Change in fair value of contingent consideration	11	76	(538)	172
Restructuring charge	—	39	—	39
Amortization of intangible assets	276	137	553	254
Total expense	4,623	3,692	8,507	7,270
Operating income	2,461	1,731	5,275	3,429
Nonoperating income (expense)
Net gain (loss) on investments	283	550	355	608
Interest and dividend income	109	144	199	317
Interest expense	(134)	(173)	(268)	(339)
Dividend income and net interest income (expense)	(25)	(29)	(69)	(22)
Total nonoperating income (expense)	258	521	286	586
Income before income taxes	2,719	2,252	5,561	4,015
Income tax expense	677	587	1,193	835
Net income	2,042	1,665	4,368	3,180
Less:
Net income (loss) attributable to NCI - CIPs	35	72	41	77
Net income (loss) attributable to NCI - Subco	93	—	201	—
Net income attributable to BlackRock, Inc.	$1,914	$1,593	$4,126	$3,103
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$12.34	$10.29	$26.58	$20.03
Diluted	$12.19	$10.19	$26.25	$19.83
Weighted-average common shares outstanding:
Basic	155.2	154.9	155.2	155.0
Diluted (including Subco Units)	164.6	156.3	164.8	156.4

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income	$2,042	$1,665	$4,368	$3,180
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	28	436	(111)	663
Comprehensive income (loss)	2,070	2,101	4,257	3,843
Less:
Comprehensive income (loss) attributable to NCI - CIPs	35	72	41	77
Comprehensive income (loss) attributable to NCI - Subco	93	—	201	—
Comprehensive income attributable to BlackRock, Inc.	$1,942	$2,029	$4,015	$3,766

(1)
Amounts for the three months ended June 30, 2026 and 2025 include a gain from a net investment hedge of $7 million (net of tax expense of $2 million) and a loss from a net investment hedge of $62 million (net of tax benefit of $19 million), respectively. Amounts for the six months ended June 30, 2026 and 2025 include a gain from a net investment hedge of $24 million (net of tax expense of $7 million) and a loss from a net investment hedge of $96 million (net of tax benefit of $30 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2026

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
December 31, 2025	$19,750	$37,899	$(545)	$(1,216)	$55,888	$227	$56,115	$2,636	$2,791
Net income	—	4,126	—	—	4,126	7	4,133	34	201
Dividends/distributions declared ($11.46 per share/Subco Unit)	—	(1,820)	—	—	(1,820)	—	(1,820)	—	(86)
Stock-based compensation	621	—	—	—	621	—	621	—	—
Issuance of common shares related to employee stock transactions	(867)	—	—	969	102	—	102	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(371)	(371)	—	(371)	—	—
Shares/Subco Units repurchased	(111)	—	—	(737)	(848)	—	(848)	—	(52)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(7)	(7)	2,543	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,341)	—
Other comprehensive income (loss)	—	—	(111)	—	(111)	—	(111)	—	—
Change in BlackRock, Inc's ownership interest	23	—	3	—	26	—	26	—	(26)
June 30, 2026	$19,416	$40,205	$(653)	$(1,355)	$57,613	$227	$57,840	$3,872	$2,828

(1)
Amounts include $2 million of common stock at both June 30, 2026 and December 31, 2025.

For the Three Months Ended June 30, 2026

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests - CIPs	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity - CIPs	Redeemable Noncontrolling Interests / Temporary Equity - Subco
March 31, 2026	$19,148	$39,182	$(678)	$(964)	$56,688	$217	$56,905	$3,622	$2,789
Net income	—	1,914	—	—	1,914	9	1,923	26	93
Dividends/distributions declared ($5.73 per share/Subco Unit)	—	(891)	—	—	(891)	—	(891)	—	(42)
Stock-based compensation	302	—	—	—	302	—	302	—	—
Issuance of common shares related to employee stock transactions	(49)	—	—	70	21	—	21	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(11)	(11)	—	(11)	—	—
Shares/Subco Units repurchased	—	—	—	(450)	(450)	—	(450)	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	1	1	1,317	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,093)	—
Other comprehensive income (loss)	—	—	28	—	28	—	28	—	—
Change in BlackRock, Inc's ownership interest	15	—	(3)	—	12	—	12	—	(12)
June 30, 2026	$19,416	$40,205	$(653)	$(1,355)	$57,613	$227	$57,840	$3,872	$2,828

(1)
Amounts include $2 million of common stock at both June 30, 2026 and March 31, 2026.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Operating activities
Net income	$4,368	$3,180
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	765	411
Noncash lease expense	86	69
Stock-based compensation	621	467
Deferred income tax expense (benefit)	(18)	(78)
Change in fair value of contingent consideration	(538)	172
Other investment gains	(62)	(433)
Net (gains) losses within CIPs	(162)	(183)
Net (purchases) proceeds within CIPs	(3,107)	(1,984)
(Earnings) losses from equity method investees	(147)	(93)
Distributions of earnings from equity method investees	42	147
Changes in operating assets and liabilities:
Accounts receivable	(333)	114
Investments, trading	190	78
Other assets	(1,718)	(2,480)
Accrued compensation and benefits	(1,411)	(1,186)
Accounts payable and accrued liabilities	256	182
Other liabilities	1,415	1,853
Net cash provided by/(used in) operating activities	247	236
Investing activities
Purchases of investments	(753)	(434)
Proceeds from sales and maturities of investments	183	230
Distributions of capital from equity method investees	114	262
Net consolidations (deconsolidations) of sponsored investment funds	(54)	(68)
Acquisitions, net of cash acquired	(15)	(3,106)
Purchases of property and equipment	(215)	(167)
Net cash provided by/(used in) investing activities	(740)	(3,283)
Financing activities
Repayments of long-term borrowings	—	(796)
Proceeds from long-term borrowings	—	1,080
Dividends/Subco distributions paid	(1,906)	(1,646)
Proceeds from stock options exercised	88	98
Shares/Subco Units repurchased	(1,271)	(1,053)
Net proceeds from (repayments of) borrowings by CIPs	132	(29)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	2,536	1,716
Other financing activities	—	(5)
Net cash provided by/(used in) financing activities	(421)	(635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	398
Net increase/(decrease) in cash, cash equivalents and restricted cash	(976)	(3,284)
Cash, cash equivalents and restricted cash, beginning of period	11,490	12,779
Cash, cash equivalents and restricted cash, end of period	$10,514	$9,495
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$867	$42
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,341)	$(1,192)

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

The interim financial information at June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Recent Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires entities to disaggregate in a tabular presentation disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The requirements are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and are required to be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the additional disclosure requirements to have a material impact on BlackRock's condensed consolidated financial statements.

Accounting for Internal-Use Software Costs. In September 2025, the FASB issued ASU 2025-06, Target Improvements to Accounting for Internal-Use Software ("ASU 2025-06"), to better align the guidance (1) for development of software to be sold via software as a service and software to be sold via license by introducing new capitalization considerations and (2) with agile software development by eliminating the existing software project staging guidance. ASU 2025-06 is effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-06 to have a material impact on BlackRock's condensed consolidated financial statements.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company obtains either (1) the legal title, or (2) a first ranking priority security interest, in the collateral. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company with the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At June 30, 2026 and December 31, 2025, the fair value of loaned securities held by separate accounts was approximately $12.6 billion and $13.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $13.9 billion and $14.4 billion, respectively, of which approximately $6.3 billion as of June 30, 2026 and $7.9 billion as of December 31, 2025 was recognized on the condensed consolidated statements of financial condition. During the six months ended June 30, 2026 and 2025, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

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

Noncontrolling Interests. NCI consists of third-party ownership interests in the Company’s CIPs (“NCI – CIPs”) and 49.9% of an asset management company in China - BlackRock CCB Wealth Management Company Ltd. ("WMC"). The Company consolidates the WMC, which it deems to be a voting rights entity ("VRE"), because it exerts control over the financial and operating policies of the entity, based on the Company's 50.1% ownership and voting rights.

In addition, NCI (redeemable) also represents Subco Units that were issued to former equityholders of HPS Investment Partners ("HPS"), which are exchangeable on a one-for-one basis into BlackRock's common stock. NCI - Subco is measured based on the Class B-2 common units' proportionate ownership in Subco.

NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value or carrying value if it is not probable that they will become redeemable. Temporary equity will be reclassified to permanent equity (nonredeemable NCI) when triggers that may require the Company to settle an amount in cash expire. On July 1, 2026, a contractual provision that could have required cash settlement of the Subco Units expired. As a result, in the third quarter, the Company will reclassify a portion of NCI, which represents Subco Units, from temporary equity (redeemable NCI) to permanent equity (nonredeemable NCI).

Nonredeemable NCI are classified as a component of permanent equity in the condensed consolidated statements of financial condition. The Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders on the condensed consolidated statements of income.

3. Acquisitions

HPS Investment Partners

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS (the "HPS Transaction"), a leading global credit investment manager, with substantially all consideration paid in Class B-2 common units ("Subco Units") of Subco a consolidated subsidiary of the Company. Concurrent with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. The HPS Transaction, which added $165 billion of client AUM and $118 billion of fee-paying AUM, positioned the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios.

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

In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco Units, may be due subject to the achievement of certain post-closing conditions and financial performance milestones. The contingent consideration, if any, ranges from approximately 2.8 million to 4.4 million Subco Units and is expected to be payable approximately five years following the closing of the HPS Transaction. The fair value of the contingent consideration payment, which was determined by using the income approach with the assistance of a third-party valuation specialist, was $3.4 billion at close, and was recorded within contingent consideration liabilities in the condensed consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs). From the acquisition date through June 30, 2026, the entire amount of contingent consideration was classified as a liability, as the value of the consideration to be delivered in Subco Units was predominantly based on achieving certain performance targets or certain settlement provisions of the Subco Units. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company will reclassify a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion) and subject to the achievement of a specified post-closing condition, from liabilities to equity. See Note 8, Fair Value Disclosures, and Note 15, Commitments and Contingencies, for additional information on the contingent consideration related to HPS.

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

The following table summarizes the consideration paid for HPS and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date:

(in millions)	Fair Value Estimate
Investments	$1,972
Finite-lived intangible assets:
Management contracts(1)	2,660
Investor relationships(1)	965
Indefinite-lived intangible assets - management contracts(2)	3,000
Goodwill	6,747
Operating lease right-of-use ("ROU") assets	178
Other assets	638
Accrued compensation and benefits	(262)
Accounts payable and accrued liabilities	(162)
Operating lease liabilities	(150)
Deferred income tax liabilities	(1,485)
Other liabilities assumed(3)	(1,880)
Total consideration, net of cash acquired	$12,221

Summary of consideration, net of cash acquired:
Closing consideration at fair value - Subco Units(4)	$8,452
Cash acquired	(244)
Deferred consideration at fair value - Subco Units(4)	3,400
Debt repayment	613
Total consideration, net of cash acquired	$12,221

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

	Three Months Ended	Six Months Ended
(Unaudited) (in millions)	June 30, 2025	June 30, 2025
Total revenue	$5,781	$11,466
Net income attributable to BlackRock, Inc.	$1,489	$2,898

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

	June 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$10,492	$11,468
Restricted cash included in other assets	22	22
Total cash, cash equivalents and restricted cash	$10,514	$11,490

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2026	2025
Debt securities:
Trading securities (including $3,355 and $2,782 held by CIPs at June 30, 2026 and December 31, 2025, respectively)(1)	$3,378	$2,789
Held-to-maturity investments	487	507
Total debt securities	3,865	3,296
Equity securities at FVTNI (including $2,102 and $1,681 held by CIPs at June 30, 2026 and December 31, 2025, respectively)(1)	2,896	2,282
Equity method investments:
Equity method investments(2)	2,004	1,833
Investments related to deferred cash compensation plans(1)	446	300
Total equity method investments	2,450	2,133
CLOs held at fair value	538	568
Federal Reserve Bank stock(3)	88	87
Carried interest(4)	3,594	3,710
Other investments(5)	1,713	1,195
Total investments	$15,144	$13,271

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within debt securities comprised $27 million as of June 30, 2026, and amounts included within equity securities held at fair value recorded through net income ("FVTNI") comprised $34 million and $37 million at June 30, 2026 and December 31, 2025, respectively.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2026, $31 million mature between one and five years, $233 million mature between five and ten years and $223 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2026		December 31, 2025
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,723	$1,792	$1,153	$1,185
Government debt	498	496	430	430
Asset/mortgage-backed debt	1,131	1,090	1,185	1,174
Total trading debt securities	$3,352	$3,378	$2,768	$2,789
Equity securities at FVTNI:
Equity securities/mutual funds	$2,585	$2,896	$2,049	$2,282

6. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIEs or VREs. The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time provide financial support to certain sponsored investment products. Capital support may be in the form of investments, derivatives, loan or contingent investment commitments, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the general credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2026			December 31, 2025
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$180	$155	$335	$428	$33	$461
Investments:
Trading debt securities	2,702	653	3,355	2,350	432	2,782
Equity securities at FVTNI	1,740	362	2,102	1,537	144	1,681
Other investments	1,482	46	1,528	946	68	1,014
Carried interest	3,540	—	3,540	3,654	—	3,654
Total investments	9,464	1,061	10,525	8,487	644	9,131
Other assets	42	13	55	76	111	187
Other liabilities(2)	(3,698)	(304)	(4,002)	(4,052)	(60)	(4,112)
Noncontrolling interest - CIPs	(3,732)	(268)	(4,000)	(2,521)	(236)	(2,757)
BlackRock's net interest in CIPs	$2,256	$657	$2,913	$2,418	$492	$2,910

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both June 30, 2026 and December 31, 2025, other liabilities of VIEs primarily include deferred carried interest liabilities.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Nonoperating net gain (loss) on consolidated VIEs	$93	$144	$93	$156

Net income (loss) attributable to NCI on consolidated VIEs	$22	$71	$32	$79

7. Variable Interest Entities

Nonconsolidated VIEs. At June 30, 2026 and December 31, 2025, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
June 30, 2026
Sponsored investment products	$2,755	$133	$(12)	$2,905
December 31, 2025
Sponsored investment products	$2,325	$101	$(12)	$2,443

(1)
At both June 30, 2026 and December 31, 2025, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $71 billion and $53 billion at June 30, 2026 and December 31, 2025, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2026
Assets:
Investments
Debt securities:
Trading securities	$—	$3,332	$46	$—	$—	$3,378
Held-to-maturity investments	—	—	—	—	487	487
Total debt securities	—	3,332	46	—	487	3,865
Equity securities at FVTNI:
Equity securities/mutual funds	2,872	—	24	—	—	2,896
Equity method:
Equity, fixed income, and multi-asset mutual funds	276	159	—	—	—	435
Hedge funds/funds of hedge funds/other	—	—	—	428	—	428
Private equity funds	—	—	—	543	—	543
Real assets funds	—	—	—	598	—	598
Investments related to deferred cash compensation plans	—	—	—	446	—	446
Total equity method	276	159	—	2,015	—	2,450
CLOs held at fair value	—	482	56	—	—	538
Federal Reserve Bank stock	—	—	—	—	88	88
Carried interest	—	—	—	—	3,594	3,594
Other investments	458	—	—	1,133	122	1,713
Total investments	3,606	3,973	126	3,148	4,291	15,144
Other assets(3)	98	5	149	—	—	252
Separate account assets	43,255	21,389	—	—	623	65,267
Separate account collateral held under securities lending agreements:
Equity securities	3,478	—	—	—	—	3,478
Debt securities	—	2,791	—	—	—	2,791
Total separate account collateral held under securities lending agreements	3,478	2,791	—	—	—	6,269
Total	$50,437	$28,158	$275	$3,148	$4,914	$86,932
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,478	$2,791	$—	$—	$—	$6,269
Contingent consideration liabilities	—	—	7,875	—	—	7,875
Other liabilities(4)	—	134	—	—	—	134
Total	$3,478	$2,925	$7,875	$—	$—	$14,278

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

Level 3 Assets. Level 3 assets predominantly include investments in CLOs and corporate minority private debt investments. Investments in CLOs were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value and other valuation techniques. For investments utilizing a discounted cash flow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2026 and December 31, 2025.

Level 3 Liabilities. Level 3 liabilities primarily include contingent consideration liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses including using unobservable market data inputs or other valuation techniques.

At June 30, 2026 and December 31, 2025, the contingent consideration liability related to the acquisition of Global Infrastructure Management, LLC in October 2024 (the "GIP Transaction") was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 4.1% and 3.5%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). At June 30, 2026 and December 31, 2025, the contingent consideration liability related to the HPS Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 4.1% and 3.7%, respectively, as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2026

(in millions)	March 31, 2026	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2026	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Trading debt securities	$35	$—	$30	$(26)	$—	$7	$—	$46	$—
Equity securities/mutual funds	136	4	6	(136)	—	14	—	24	4
CLOs held at fair value	57	5	3	(6)	—	2	(5)	56	5
Total investments	228	9	39	(168)	—	23	(5)	126	9
Other assets	149	—	—	—	—	—	—	149	—
Total assets	$377	$9	$39	$(168)	$—	$23	$(5)	$275	$9

(in millions)	March 31, 2026	Realized and Unrealized (Gains) Losses(2)	Purchases	Sales and Maturities	Issuances and Other Settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2026	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$7,865	$10	$—	$—	$—	$—	$—	$7,875	$10

(1)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(2)
Amount includes changes in fair value of contingent consideration recorded within expense on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2026

(in millions)	December 31, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2026	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$58	$(26)	$—	$7	$—	$46	$—
Equity securities/mutual funds	136	4	6	(136)	—	14	—	24	4
CLOs held at fair value	73	(2)	3	(15)	—	2	(5)	56	(2)
Total investments	216	2	67	(177)	—	23	(5)	126	2
Other assets	151	(2)	—	—	—	—	—	149	(2)
Total assets	$367	$—	$67	$(177)	$—	$23	$(5)	$275	$—

(in millions)	December 31, 2025	Realized and Unrealized (Gains) Losses(3)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2026	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$8,429	$(541)	$—	$—	$(13)	$—	$—	$7,875	$(541)

(1)
Issuances and other settlements amounts include a contingent liability payment related to a previous acquisition.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)
Amount includes changes in fair value of contingent consideration recorded within expense on the condensed consolidated statements of income.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2026 and December 31, 2025, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$10,492	$10,492	$11,468	$11,468	Level 1	(2)(3)
Other assets	$147	$147	$103	$103	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,744	$12,343	$12,768	$12,546	Level 2	(5)
Other liabilities	$428	$428	$302	$302	Level 2	(6)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At June 30, 2026 and December 31, 2025, approximately $3.9 billion and $5.3 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At June 30, 2026 and December 31, 2025, other assets included cash collateral of approximately $125 million and $81 million, respectively. See Note 9, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $22 million of restricted cash at both June 30, 2026 and December 31, 2025.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of June 2026 and December 2025, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.
(6)
Other liabilities primarily include repurchase agreements related to CIPs as well as CLO financing arrangements to finance portions of investments in certain CLOs managed by the Company. Repurchase agreements were recorded at amortized cost, which approximates fair value, with maturity dates primarily ranging from 2034 to 2039.

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

June 30, 2026
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$428	$164	Daily/Monthly (2%) Quarterly (13%) N/R (85%)	1 – 90 days
Private equity funds	(b)	543	203	N/R	N/R
Real assets funds	(c)	598	1,950	Quarterly (6%) N/R (94%)	60 days
Investments related to deferred cash compensation plans	(d)	446	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	145	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	327	24	N/R	N/R
Private equity funds	(e)	317	28	N/R	N/R
Hedge funds/other	(a)	344	37	Quarterly (88%) N/R (12%)	60 – 90 days
Total		$3,148	$2,406

December 31, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$446	$150	Quarterly (12%) N/R (88%)	1 – 90 days
Private equity funds	(b)	510	225	N/R	N/R
Real assets funds	(c)	524	1,870	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plans	(d)	300	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	140	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	372	29	N/R	N/R
Private equity funds	(e)	181	34	N/R	N/R
Hedge funds/other	(a)	385	48	Quarterly (89%) N/R (11%)	60 – 90 days
Total		$2,858	$2,356

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2026 and December 31, 2025.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2026 and December 31, 2025.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2026 and December 31, 2025.
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

Fair Value Option

At June 30, 2026 and December 31, 2025, the Company elected the fair value option for certain investments in CLOs of approximately $538 million and $568 million, respectively, reported within investments on the condensed consolidated statements of financial condition.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange-traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange-traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.9 billion and $1.7 billion at June 30, 2026 and December 31, 2025, with expiration dates during the third and first quarter of 2026, respectively.

In addition, the Company enters into exchange-traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At June 30, 2026 and December 31, 2025, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $302 million and $231 million, with expiration dates during the third and first quarter of 2026, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of June 30, 2026 and December 31, 2025.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. The Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.5 billion at June 30, 2026 with expiration dates during the third quarter of 2026, and $3.0 billion at December 31, 2025 with expiration dates during the first quarter of 2026.

At both June 30, 2026 and December 31, 2025, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2026 and December 31, 2025:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	June 30, 2026	December 31, 2025	Statement of Financial Condition Classification	June 30, 2026	December 31, 2025
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$5	$10	Other liabilities	$20	$1

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Income	2026	2025	2026	2025
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative instruments
Exchange-traded futures(1)	Net gain (loss) on investments	$(93)	$(106)	$(79)	$(102)
Forward foreign currency exchange contracts	General and administration expense	18	61	(17)	108
Total gain (loss) from derivative instruments		$(75)	$(45)	$(96)	$6

(1)
Amounts for the three months ended June 30, 2026 and 2025 include $125 million and $125 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $32 million and $19 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively. Amounts for the six months ended June 30, 2026 and 2025 include $100 million and $115 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $21 million and $13 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2026 and 2025.

See Note 14, Borrowings in this filing and Note 15, Borrowings, in the 2025 Form 10-K, for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the six months ended June 30, 2026 was as follows:

(in millions)
December 31, 2025	$35,283
Goodwill adjustment related to HPS(1)	(94)
Other	14
June 30, 2026	$35,203

(1)
Amount relates to a purchase price allocation adjustment related to deferred income tax liabilities.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2025	$20,428	$7,540	$27,968
Amortization expense	—	(553)	(553)
June 30, 2026	$20,428	$6,987	$27,415

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Lease cost:
Operating lease cost(1)	$65	$55	$131	$105
Variable lease cost(2)	27	16	45	33
Total lease cost	$92	$71	$176	$138

(1)
Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2026 and 2025.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2026	2025
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$101	$98

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$67	$83

	June 30,		December 31,
	2026		2025
Lease term and discount rate:
Weighted-average remaining lease term	13	years	13	years
Weighted-average discount rate	4%		4%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At both June 30, 2026 and December 31, 2025, the Company had $1.6 billion of corporate equity method investments, recorded within other assets. At June 30, 2026 and December 31, 2025, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 21% and 22%, respectively. The carrying value of the Company's interest at both June 30, 2026 and December 31, 2025 was $0.7 billion. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At June 30, 2026 and December 31, 2025, the Company had $1.1 billion and $0.8 billion, respectively, of other non-equity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in the value of the equity securities are recorded in nonoperating income (expense), and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2025 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2026. At June 30, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At June 30, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a consolidated wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at June 30, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2026, there was no amount outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2026 were as follows:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$—	$700	$695
4.60% Notes due 2027	800	(1)	799	803
4.70% Notes due 2029	500	(1)	499	505
3.25% Notes due 2029(2)	1,000	(4)	996	970
2.40% Notes due 2030(2)	1,000	(2)	998	924
1.90% Notes due 2031(2)	1,250	(5)	1,245	1,112
2.10% Notes due 2032(2)	1,000	(9)	991	873
4.75% Notes due 2033(2)	1,250	(15)	1,235	1,251
5.00% Notes due 2034	1,000	(6)	994	1,005
4.90% Notes due 2035	500	(5)	495	499
3.75% Notes due 2035	1,143	(7)	1,136	1,156
5.25% Notes due 2054	1,500	(30)	1,470	1,408
5.35% Notes due 2055	1,200	(14)	1,186	1,142
Total long-term borrowings	$12,843	$(99)	$12,744	$12,343

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

15. Commitments and Contingencies

Investment Commitments. At June 30, 2026, the Company had $2.8 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company will reclassify a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion) and subject to the achievement of a specified post-closing condition, from liabilities to equity. Upon reclassification, this equity-classified contingent consideration will not be subject to fair value remeasurement and therefore will not impact the Company's condensed consolidated statements of income.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2026 and subject to this type of indemnification was approximately $458 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $491 billion were held as collateral for indemnified securities on loan at June 30, 2026. The fair value of these indemnifications was not material at June 30, 2026.

16. Revenue

The table below presents details of revenue for the three and six months ended June 30, 2026 and 2025, and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$626	$507	$1,219	$1,025
ETFs	1,989	1,401	3,782	2,750
Equity subtotal	2,615	1,908	5,001	3,775
Fixed income:
Active	539	487	1,070	979
ETFs	443	366	877	718
Fixed income subtotal	982	853	1,947	1,697
Active multi-asset	387	312	758	625
Alternatives:
Private markets	639	499	1,297	1,034
Liquid alternatives	212	157	409	307
Alternatives subtotal	851	656	1,706	1,341
Non-ETF index	385	313	727	620
Digital assets, commodities and multi-asset ETFs(1)	163	108	342	200
Long-term	5,383	4,150	10,481	8,258
Cash management	343	304	683	597
Total investment advisory, administration fees and securities lending revenue(2)	5,726	4,454	11,164	8,855
Investment advisory performance fees:
Equity	60	12	82	22
Fixed income	3	2	5	14
Multi-asset	5	6	14	10
Alternatives:
Private markets	137	39	369	63
Liquid alternatives	100	35	107	45
Alternatives subtotal	237	74	476	108
Total investment advisory performance fees	305	94	577	154
Technology services and subscription revenue	566	499	1,096	935
Distribution fees	395	320	784	641
Advisory and other revenue:
Advisory	8	13	20	27
Other	84	43	141	87
Total advisory and other revenue	92	56	161	114
Total revenue	$7,084	$5,423	$13,782	$10,699

(1)
Amounts include commodity ETFs and exchange-traded products ("ETPs").
(2)
Amounts include securities lending revenue of $239 million and $171 million for the three months ended June 30, 2026 and 2025, respectively, and $418 million and $328 million for the six months ended June 30, 2026 and 2025, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
By client type:
Retail	$1,323	$1,053	$2,586	$2,114
ETFs	2,595	1,875	5,001	3,668
Institutional:
Active	1,176	981	2,350	1,997
Index	289	241	544	479
Institutional subtotal	1,465	1,222	2,894	2,476
Long-term	5,383	4,150	10,481	8,258
Cash management	343	304	683	597
Total	$5,726	$4,454	$11,164	$8,855

By investment style:
Active	$2,403	$1,962	$4,753	$3,970
ETFs	2,595	1,875	5,001	3,668
Non-ETF index	385	313	727	620
Long-term	5,383	4,150	10,481	8,258
Cash management	343	304	683	597
Total	$5,726	$4,454	$11,164	$8,855

Investment Advisory and Administration Fees and Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees and technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of performance obligations at June 30, 2026 and 2025:

June 30, 2026

	Remainder of
(in millions)	2026	2027	2028	2029	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$223	$421	$229	$43	$35	$951
Technology services and subscription revenue(2)(3)	$141	$193	$124	$78	$89	$625

June 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$257	$473	$441	$219	$36	$1,426
Technology services and subscription revenue(2)(3)	$133	$161	$86	$45	$61	$486

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at June 30, 2026 and 2025. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g., post-investment period) and actual amounts could differ from amounts disclosed.
(2)
The Company elected practical expedients to exclude amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

(3)
Technology services and subscription revenue includes upfront payments from customers, which the Company recognizes as services are performed. Revenue attributed to future periods could be subject to change due to a change in business activities and actual amounts could differ from amounts disclosed.

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2026, the estimated fixed minimum fees for the remainder of the year approximated $685 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$3,560	$1,932	$3,515	$1,860
Net increase (decrease) in unrealized allocations	—	204	169	308
Performance fee revenue recognized	(39)	(36)	(163)	(68)
Ending balance	$3,521	$2,100	$3,521	$2,100

Change in Technology Services and Subscription Deferred Revenue Liability

The table below presents changes in the technology services and subscription deferred revenue liability for the three and six months ended June 30, 2026 and 2025, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$252	$232	$260	$124
Acquisition(1)	—	—	—	48
Additions(2)	87	79	141	113
Revenue recognized that was included in the beginning balance	(76)	(69)	(138)	(43)
Ending balance	$263	$242	$263	$242

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units ("RSUs")

Time-Based RSUs

RSU activity for the six months ended June 30, 2026 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	3,237,707	$896.41
Granted	591,276	$1,166.33
Converted	(597,473)	$813.87
Forfeited	(106,565)	$909.19
June 30, 2026	3,124,945	$962.82

In January 2026, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2025 annual incentive compensation approximately 342,000 RSUs to employees that vest ratably over three years from the grant date and approximately 183,000 RSUs to employees that cliff vest 100% on January 31, 2029. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the HPS Transaction in July 2025, and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during the six months ended June 30, 2026 was $690 million.

At June 30, 2026, the intrinsic value of outstanding RSUs was $3.0 billion, reflecting a closing stock price of $962.

At June 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $1.5 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2 years.

Performance-Based RSUs

Performance-based RSU activity for the six months ended June 30, 2026 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	478,236	$848.08	199,744	$845.89	677,980	$847.43
Granted	137,429	$1,170.18	—	$—	137,429	$1,170.18
Additional shares due to attainment of performance measures	24,996	$743.60	—	$—	24,996	$743.60
Converted	(175,588)	$743.60	—	$—	(175,588)	$743.60
Forfeited	(3,790)	$914.57	(27,094)	$845.48	(30,884)	$853.96
June 30, 2026	461,283	$977.60	172,650	$845.95	633,933	$941.75

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

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The total grant-date fair market value of performance-based RSUs granted (including impact of additional shares due to attainment of performance measures) to employees during the six months ended June 30, 2026 was $179 million.

At June 30, 2026, the intrinsic value of outstanding performance-based RSUs was $610 million, reflecting a closing stock price of $962.

At June 30, 2026, total unrecognized stock-based compensation expense related to unvested performance-based awards was $354 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2 years.

Stock Options

Stock option activity and ending balances for the six months ended June 30, 2026 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2025	300,356	$513.50	678,732	$673.58	281,377	$673.58
Exercised	(173,856)	$513.50	—	$—	—	$—
Forfeited	—	$—	(13,575)	$673.58	—	$—
Outstanding at June 30, 2026	126,500	$513.50	665,157	$673.58	281,377	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	126,500	0.4	$57	$513.50	126,500	0.4	$57
2023 Performance-based	$673.58	665,157	5.9	192	$673.58	—	—	—
2023 Time-based	$673.58	281,377	5.9	81	$673.58	—	—	—
		1,073,034	5.3	$330		126,500	0.4	$57

At June 30, 2026, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $57 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2017 Performance-based Options"). Vesting of the 2017 Performance-based Options was contingent upon (i) the achievement of a stock price equal to at least 125% of the grant-date stock price, maintained for 20 trading days, within five years from the grant date and (ii) the attainment of a Company performance measure during the four-year performance period from January 1, 2018 to December 31, 2021. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the six months ended June 30, 2026 was $103 million.

In 2023, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2023 Performance-based Options"). Vesting of the 2023 Performance-based Options is contingent upon (i) the achievement of a stock price equal to at least 130% of the grant-date stock price, maintained for 60 calendar days, within four years from the grant date and (ii) the attainment of a predetermined Company performance measure during the three-year performance period from January 1, 2024 to December 31, 2026. As of June 30, 2026, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options will be exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

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

Due from Related Parties

Due from related parties, which is included within other assets on the condensed consolidated statements of financial condition, was $524 million and $377 million at June 30, 2026 and December 31, 2025, respectively, and represented receivables from certain investment products managed by BlackRock.

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

At June 30, 2026, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a consolidated subsidiary of the Company, which is chartered as a national bank whose operations are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$(678)	$(951)	$(545)	$(1,178)
Foreign currency translation adjustments(1)	28	436	(111)	663
Change in BlackRock, Inc.'s ownership interest	(3)	—	3	—
Ending balance	$(653)	$(515)	$(653)	$(515)

(1)
Amounts for the three months ended June 30, 2026 and 2025 include a gain from a net investment hedge of $7 million (net of tax expense of $2 million) and a loss from a net investment hedge of $62 million (net of tax benefit of $19 million), respectively. Amounts for the six months ended June 30, 2026 and 2025 include a gain from a net investment hedge of $24 million (net of tax expense of $7 million) and a loss from a net investment hedge of $96 million (net of tax benefit of $30 million), respectively.

21. Capital Stock

Share Repurchases. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

During the six months ended June 30, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 0.8 million shares and share equivalents for approximately $900 million. At June 30, 2026, there were approximately 8.4 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

22. Income Taxes

Income tax expense for the six months ended June 30, 2026 includes a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2026.

Income tax expense for the six months ended June 30, 2025 included a $149 million discrete tax benefit from realized changes in the Company's organizational entity structure and a $50 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2026	2025	2026	2025
Basic net income attributable to BlackRock, Inc.	$1,914	$1,593	$4,126	$3,103
Add: Incremental net income from dilutive securities - NCI - Subco	93	—	201	—
Diluted net income attributable to BlackRock, Inc.	$2,007	$1,593	$4,327	$3,103

Basic weighted-average shares outstanding	155,152,875	154,868,992	155,230,412	154,953,413
Dilutive effect of:
Nonparticipating RSUs	1,547,797	987,101	1,606,160	1,049,052
Stock options	340,167	397,762	363,028	440,004
Subco Units	7,606,927	—	7,624,315	—
Total diluted weighted-average shares outstanding	164,647,766	156,253,855	164,823,915	156,442,469
Basic earnings per share	$12.34	$10.29	$26.58	$20.03
Diluted earnings per share	$12.19	$10.19	$26.25	$19.83

The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for RSUs and stock options. The Company applies the “if-converted” method to the Subco Units to determine the dilutive impact, if any, of the exchange right included in the Subco Units.

For the three and six months ended June 30, 2026, 311,121 and 285,368 shares, respectively, primarily related to RSUs, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive shares was immaterial for both the three and six months ended June 30, 2025. Certain performance-based awards, contingently issuable shares and Subco Units were excluded from the diluted EPS calculation because the designated contingencies were not met.

24. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. The Company's chief operating decision maker ("CODM") is its Chairman and Chief Executive Officer, who reviews financial information presented, including significant expenses on a consolidated basis, as presented in the condensed consolidated statements of income. The CODM utilizes a consolidated approach to assess performance and allocates resources using key financial metrics, including total revenue, operating income and net income attributable to BlackRock, Inc. These financial metrics are used by the CODM to make key operating decisions, including capital allocation, determining annual and long-term compensation and managing costs in relation to revenue. Furthermore, these financial metrics are used to evaluate financial performance based on consolidated specific business objectives, contributions to the total firm operating margin and to evaluate the Company's relative performance against industry peers. See the condensed consolidated financial statements for key financial metrics used by the CODM and for more financial information regarding the Company’s operating segment. The measure of segment assets is reported on the condensed consolidated statements of financial condition as total consolidated assets.

The following table illustrates total revenue for the three and six months ended June 30, 2026 and 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenue
Americas	$4,694	$3,563	$9,066	$7,040
Europe	2,054	1,604	4,013	3,161
Asia-Pacific	336	256	703	498
Total revenue	$7,084	$5,423	$13,782	$10,699

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2026 and December 31, 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	June 30,	December 31,
(in millions)	2026	2025
Long-lived Assets
Americas	$32,436	$32,492
Europe	3,923	3,921
Asia-Pacific	149	126
Total long-lived assets	$36,508	$36,539

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of recent or future acquisitions or divestitures, including the acquisitions of Global Infrastructure Management, LLC (“GIP” or the “GIP Transaction”), Preqin Holding Limited (“Preqin” or the “Preqin Transaction”) and HPS Investment Partners (“HPS” or the “HPS Transaction” and together with the GIP Transaction and the Preqin Transaction, the “Transactions”); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (11) the failure to effectively manage the development and use of artificial intelligence; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) increasing focus from stakeholders regarding environmental- and social-related matters; (18) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, global trade tensions, tariffs, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (19) climate-related risks to BlackRock’s business, products, operations and clients; (20) the ability to attract, train and retain highly qualified professionals; (21) fluctuations in the carrying value of BlackRock’s economic investments; (22) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of BlackRock; (23) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (24) the failure by key third-party providers to fulfill their obligations to BlackRock; (25) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (26) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded products (“ETPs”) platform; (27) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (28) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $15.3 trillion of AUM at June 30, 2026. With approximately 26,200 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology and subscription services to institutional and retail clients in more than 100 countries across the globe.

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

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
GAAP basis(1):
Total revenue	$7,084	$5,423	$13,782	$10,699
Total expense	4,623	3,692	8,507	7,270
Operating income	$2,461	$1,731	$5,275	$3,429
Operating margin	34.7%	31.9%	38.3%	32.0%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	223	449	245	509
Income tax expense	677	587	1,193	835
Less: Net income (loss) attributable to NCI - Subco	93	—	201	—
Net income attributable to BlackRock	$1,914	$1,593	$4,126	$3,103
Diluted earnings per common share	$12.19	$10.19	$26.25	$19.83
Effective tax rate	25.2%	26.9%	21.6%	21.2%
As adjusted(2):
Operating income	$2,916	$2,099	$5,585	$4,131
Operating margin	45.9%	43.3%	45.2%	43.2%
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs	$145	$404	$167	$479
Net income attributable to BlackRock(3)	$2,291	$1,883	$4,359	$3,653
Diluted earnings per common share(3)	$13.91	$12.05	$26.45	$23.35
Effective tax rate	25.2%	24.8%	24.2%	20.8%
Other:
Assets under management (end of period)	$15,344,624	$12,527,590	$15,344,624	$12,527,590
Diluted weighted-average common shares outstanding (including Subco Units)	164.6	156.3	164.8	156.4
Shares outstanding including Subco Units(4)	162.6	154.8	162.6	154.8
Book value per share(5)	$371.70	$317.55	$371.70	$317.55
Cash dividends declared and paid per share	$5.73	$5.21	$11.46	$10.42

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
(4)
As of June 30, 2026, there were 155.0 million shares of common stock and 7.6 million Subco Units outstanding.
(5)
Total BlackRock stockholders’ equity divided by total shares of common stock outstanding at June 30 of the respective period-end.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

GAAP. Operating income of $2.5 billion increased $730 million and operating margin of 34.7% increased 280 bps from the three months ended June 30, 2025. Increases in operating income and operating margin were driven by higher revenue, reflecting the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, higher performance fees, and higher technology services and subscription revenue, partially offset by higher expense, including the impact of the HPS Transaction primarily related to noncash acquisition-related costs, as well as higher sales, asset and account expense. In addition, during the second quarter of 2025, BlackRock recorded a $39 million restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify the Company's organization to fit more closely with strategic priorities.

Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs decreased $226 million from the three months ended June 30, 2025, driven primarily by a $330 million noncash pre-tax gain in the second quarter of 2025 related to Circle Internet Group, Inc. ("Circle"), partially offset by higher equity method earnings and noncash gains on revaluation of investments.

Earnings per diluted common share increased $2.00, or 20%, from the three months ended June 30, 2025, reflecting higher operating income and a lower effective tax rate, partially offset by lower nonoperating income and a higher diluted share count in connection with the HPS Transaction.

As Adjusted. Operating income of $2.9 billion increased $817 million and operating margin of 45.9% increased 260 bps from the three months ended June 30, 2025. The acquisition-related expenses and restructuring charge described above have been excluded from as adjusted results. Earnings per diluted common share increased $1.86, or 15%, from the three months ended June 30, 2025, primarily reflecting higher operating income, partially offset by lower nonoperating income and a higher diluted share count in connection with the HPS Transaction.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

GAAP. Operating income of $5.3 billion increased $1.8 billion, while operating margin of 38.3% increased 630 bps from the six months ended June 30, 2025. Operating income and operating margin reflected higher revenue, driven by the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, and higher technology services and subscription revenue. GAAP operating income and operating margin were also impacted by noncash acquisition-related items in connection with the HPS and GIP Transactions as well as the restructuring charge described above.

Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs decreased $264 million from the six months ended June 30, 2025, driven by the previously mentioned $330 million noncash pre-tax gain related to Circle recorded in 2025 and lower net interest income (expense), partially offset by higher equity method earnings and noncash gains on revaluation of investments.

Income tax expense for the six months ended June 30, 2026 and 2025, included $62 million and $50 million of discrete tax benefits, respectively, related to vested stock-based compensation awards. In addition, income tax expense for the six months ended June 30, 2025 included a $149 million discrete tax benefit realized from changes in the Company's organizational entity structure.

Earnings per diluted common share increased $6.42, or 32%, from the six months ended June 30, 2025, primarily reflecting higher operating income, partially offset by lower nonoperating income, a higher diluted share count in connection with the HPS Transaction, and a higher effective tax rate.

As Adjusted. Operating income of $5.6 billion increased $1.5 billion and operating margin of 45.2% increased 200 bps from the six months ended June 30, 2025. The acquisition-related expenses and restructuring charge described above have been excluded from as adjusted results. Earnings per diluted common share increased $3.10, or 13%, from the six months ended June 30, 2025, reflecting higher operating income, partially offset by lower nonoperating income, a higher effective tax rate, and a higher diluted share count in connection with the HPS Transaction.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating income, GAAP basis	$2,461	$1,731	$5,275	$3,429
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	60	30	65	27
Amortization of intangible assets (b)	276	137	553	254
Acquisition-related compensation costs (b)	95	76	202	161
Acquisition-related transaction costs (b)(1)	13	10	28	49
Change in fair value of contingent consideration (b)	11	76	(538)	172
Restructuring charge (c)	—	39	—	39
Operating income, as adjusted	$2,916	$2,099	$5,585	$4,131
Revenue, GAAP basis	$7,084	$5,423	$13,782	$10,699
Non-GAAP adjustments:
Distribution fees	(395)	(320)	(784)	(641)
Investment advisory fees	(337)	(256)	(653)	(505)
Revenue used for operating margin measurement	$6,352	$4,847	$12,345	$9,553
Operating margin, GAAP basis	34.7%	31.9%	38.3%	32.0%
Operating margin, as adjusted	45.9%	43.3%	45.2%	43.2%

(1)
Amounts included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Nonoperating income (expense), GAAP basis	$258	$521	$286	$586
Less: Net income (loss) attributable to NCI - CIPs	35	72	41	77
Nonoperating income (expense), net of NCI - CIPs	223	449	245	509
Less: Hedge gain (loss) on deferred cash compensation plans (a)	78	45	78	30
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted	$145	$404	$167	$479

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to BlackRock, Inc., GAAP basis	$1,914	$1,593	$4,126	$3,103
Noncontrolling interest - Subco	93	—	201	—
Net income attributable to BlackRock, Inc., (for diluted EPS)	2,007	1,593	4,327	3,103
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(13)	(11)	(9)	(2)
Amortization of intangible assets (b)	206	102	413	189
Acquisition-related compensation costs (b)	71	57	151	120
Acquisition-related transaction costs (b)	9	9	20	38
Change in fair value of contingent consideration (b)	11	97	(543)	169
Restructuring charge (c)	—	29	—	29
Income tax matters	—	7	—	7
Net income attributable to BlackRock, Inc., as adjusted	$2,291	$1,883	$4,359	$3,653
Diluted weighted-average common shares outstanding	164.6	156.3	164.8	156.4
Diluted earnings per common share, GAAP basis	$12.19	$10.19	$26.25	$19.83
Diluted earnings per common share, as adjusted	$13.91	$12.05	$26.45	$23.35

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
(c)
Restructuring charge. In the second quarter of 2025, the Company recorded a restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with an initiative to modify BlackRock's organization to fit more closely with strategic priorities. Management believes excluding the impact of this restructuring charge when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
•
Revenue used for calculating operating margin, as adjusted, is reduced to exclude all of the Company’s distribution fees, which are recorded as a separate line item on the condensed consolidated statements of income, as well as a portion of investment advisory fees received that is used to pay distribution and servicing costs. For certain products, based on distinct arrangements, distribution fees are collected by the Company and then passed through to third-party client intermediaries. For other products, investment advisory fees are collected by the Company and a portion is passed through to third-party client intermediaries. However, in both structures, the third-party client intermediary similarly owns the relationship with the retail client and is responsible for distributing the product and servicing the client. The amount of distribution and investment advisory fees fluctuates each period primarily based on a predetermined percentage of the value of AUM during the period. These fees also vary based on the type of investment product sold and the geographic location where it is sold. In addition, the Company may waive fees on certain products that could result in the reduction of payments to the third-party intermediaries.

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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. The non-GAAP adjustments in 2025 and 2026 related to the change in fair value of contingent consideration are primarily not deductible for income tax purposes.

•
In addition, beginning in the third quarter of 2025, in connection with the HPS Transaction, the Company updated its definition of net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, to assume all outstanding Subco Units issued as part of the consideration for the HPS Transaction have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock, as Subco Units are exchangeable at the option of the holder. Accordingly, the noncontrolling interest related to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. Management believes that these updated non-GAAP measures are useful indicators of BlackRock’s profitability and enhance comparability among periods presented, and therefore are useful to investors.
•
Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares including Subco Units.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Equity	$8,888,234	$7,661,385	$7,793,875	$6,905,438	$71,597	$143,440	$315,471
Fixed income	3,390,161	3,270,863	3,272,021	3,087,297	92,096	126,410	257,735
Multi-asset	1,347,299	1,222,612	1,223,625	1,076,709	16,784	34,610	105,077
Alternatives:
Private markets	329,083	320,431	322,624	215,244	15,432	24,509	50,379
Liquid alternatives	120,312	108,639	100,990	86,670	6,595	12,147	18,187
Alternatives subtotal	449,395	429,070	423,614	301,914	22,027	36,656	68,566
Digital assets	48,839	60,671	78,435	79,551	(3,116)	(2,182)	15,088
Currency and commodities(1)	151,849	176,676	169,216	106,980	(254)	(3,898)	11,443
Long-term	14,275,777	12,821,277	12,960,786	11,557,889	199,134	335,036	773,380
Cash management	1,068,847	1,073,323	1,080,732	969,701	(7,434)	(13,611)	94,398
Total	$15,344,624	$13,894,600	$14,041,518	$12,527,590	$191,700	$321,425	$867,778

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Retail	$1,396,257	$1,262,374	$1,278,732	$1,100,997	$18,862	$34,094	$125,578
ETFs	6,246,070	5,485,544	5,467,710	4,748,768	177,934	309,626	644,067
Institutional:
Active	2,687,174	2,509,266	2,518,170	2,277,877	43,792	67,508	105,898
Index	3,946,276	3,564,093	3,696,174	3,430,247	(41,454)	(76,192)	(102,163)
Institutional subtotal	6,633,450	6,073,359	6,214,344	5,708,124	2,338	(8,684)	3,735
Long-term	14,275,777	12,821,277	12,960,786	11,557,889	199,134	335,036	773,380
Cash management	1,068,847	1,073,323	1,080,732	969,701	(7,434)	(13,611)	94,398
Total	$15,344,624	$13,894,600	$14,041,518	$12,527,590	$191,700	$321,425	$867,778

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Active	$3,665,405	$3,410,923	$3,432,743	$3,051,873	$53,313	$82,934	$207,305
ETFs	6,246,070	5,485,544	5,467,710	4,748,768	177,934	309,626	644,067
Non-ETF index	4,364,302	3,924,810	4,060,333	3,757,248	(32,113)	(57,524)	(77,992)
Long-term	14,275,777	12,821,277	12,960,786	11,557,889	199,134	335,036	773,380
Cash management	1,068,847	1,073,323	1,080,732	969,701	(7,434)	(13,611)	94,398
Total	$15,344,624	$13,894,600	$14,041,518	$12,527,590	$191,700	$321,425	$867,778

(1)
Amounts include commodity ETFs and ETPs.

Component Changes in AUM for the Three Months Ended June 30, 2026

The following table presents the component changes in AUM by product type for the three months ended June 30, 2026.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$7,661,385	$71,597	$—	$1,167,280	$(12,028)	$8,888,234	$8,467,690
Fixed income	3,270,863	92,096	(915)	32,155	(4,038)	3,390,161	3,339,692
Multi-asset	1,222,612	16,784	—	109,665	(1,762)	1,347,299	1,299,289
Alternatives:
Private markets	320,431	15,432	(6,209)	(469)	(102)	329,083	324,696
Liquid alternatives	108,639	6,595	(70)	5,062	86	120,312	114,686
Alternatives subtotal	429,070	22,027	(6,279)	4,593	(16)	449,395	439,382
Digital assets	60,671	(3,116)	—	(8,710)	(6)	48,839	61,479
Currency and commodities(4)	176,676	(254)	—	(24,483)	(90)	151,849	171,774
Long-term	12,821,277	199,134	(7,194)	1,280,500	(17,940)	14,275,777	13,779,306
Cash management	1,073,323	(7,434)	—	3,138	(180)	1,068,847	1,074,690
Total	$13,894,600	$191,700	$(7,194)	$1,283,638	$(18,120)	$15,344,624	$14,853,996

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2026.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$615,043	$7,992	$—	$90,962	$(249)	$713,748	$679,470
Fixed income	382,823	9,325	—	5,131	790	398,069	392,520
Multi-asset	195,980	(2,336)	—	18,052	44	211,740	206,508
Private markets	31,190	86	(238)	(220)	(30)	30,788	31,233
Liquid alternatives	37,338	3,795	(7)	777	9	41,912	39,832
Retail subtotal	1,262,374	18,862	(245)	114,702	564	1,396,257	1,349,563
ETFs:
Equity	4,001,533	110,035	—	615,561	(4,572)	4,722,557	4,455,626
Fixed income	1,239,025	66,388	—	4,531	(1,317)	1,308,627	1,274,752
Multi-asset	15,086	5,552	—	1,246	(117)	21,767	18,275
Digital assets	60,671	(3,116)	—	(8,710)	(6)	48,839	61,479
Commodities	169,229	(925)	—	(23,968)	(56)	144,280	164,009
ETFs subtotal	5,485,544	177,934	—	588,660	(6,068)	6,246,070	5,974,141
Institutional:
Active:
Equity	248,689	2,083	—	38,250	(293)	288,729	275,621
Fixed income	892,131	10,293	(915)	11,182	(613)	912,078	902,982
Multi-asset	1,007,904	13,270	—	90,169	(1,671)	1,109,672	1,070,376
Private markets	289,241	15,346	(5,971)	(249)	(72)	298,295	293,463
Liquid alternatives	71,301	2,800	(63)	4,285	77	78,400	74,854
Active subtotal	2,509,266	43,792	(6,949)	143,637	(2,572)	2,687,174	2,617,296
Index	3,564,093	(41,454)	—	433,501	(9,864)	3,946,276	3,838,306
Institutional subtotal	6,073,359	2,338	(6,949)	577,138	(12,436)	6,633,450	6,455,602
Long-term	12,821,277	199,134	(7,194)	1,280,500	(17,940)	14,275,777	13,779,306
Cash management	1,073,323	(7,434)	—	3,138	(180)	1,068,847	1,074,690
Total	$13,894,600	$191,700	$(7,194)	$1,283,638	$(18,120)	$15,344,624	$14,853,996

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2026.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$535,995	$2,106	$—	$81,700	$(562)	$619,239	$591,272
Fixed income	1,241,991	18,246	(915)	15,895	161	1,275,378	1,261,566
Multi-asset	1,203,867	10,934	—	108,219	(1,627)	1,321,393	1,276,865
Private markets	320,431	15,432	(6,209)	(469)	(102)	329,083	324,696
Liquid alternatives	108,639	6,595	(70)	5,062	86	120,312	114,686
Active subtotal	3,410,923	53,313	(7,194)	210,407	(2,044)	3,665,405	3,569,085
ETFs:
Equity	4,001,533	110,035	—	615,561	(4,572)	4,722,557	4,455,626
Fixed income	1,239,025	66,388	—	4,531	(1,317)	1,308,627	1,274,752
Multi-asset	15,086	5,552	—	1,246	(117)	21,767	18,275
Digital assets	60,671	(3,116)	—	(8,710)	(6)	48,839	61,479
Commodities	169,229	(925)	—	(23,968)	(56)	144,280	164,009
ETFs subtotal	5,485,544	177,934	—	588,660	(6,068)	6,246,070	5,974,141
Non-ETF index	3,924,810	(32,113)	—	481,433	(9,828)	4,364,302	4,236,080
Long-term	12,821,277	199,134	(7,194)	1,280,500	(17,940)	14,275,777	13,779,306
Cash management	1,073,323	(7,434)	—	3,138	(180)	1,068,847	1,074,690
Total	$13,894,600	$191,700	$(7,194)	$1,283,638	$(18,120)	$15,344,624	$14,853,996

The following table presents the component changes in AUM by private markets product type for the three months ended June 30, 2026.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$111,867	$5,233	$(3,006)	$(648)	$42	$113,488	$112,172
Private equity	30,231	2,677	(769)	147	(25)	32,261	31,663
Private credit	147,045	6,004	(1,833)	(184)	(95)	150,937	148,997
Real estate	21,654	237	(133)	221	(26)	21,953	21,943
Multi-alternatives	9,634	1,281	(468)	(5)	2	10,444	9,921
Total private markets	$320,431	$15,432	$(6,209)	$(469)	$(102)	$329,083	$324,696

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM increased $1.5 trillion to $15.3 trillion at June 30, 2026 from $13.9 trillion at March 31, 2026, driven by net market appreciation and net inflows.

Long-term net inflows of $199 billion were comprised of $178 billion, $19 billion and $2 billion from ETFs, retail clients and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $178 billion were led by core equity and index bond ETFs net inflows of $85 billion and $61 billion, respectively. Active ETFs contributed $20 billion of net inflows.
•
Retail net inflows of $19 billion were driven by net inflows into active fixed income products and continued demand for Aperio and BlackRock's liquid alternatives funds.
•
Institutional active net inflows of $44 billion were driven by strength in private markets, fixed income, systematic equity strategies, as well as outsourcing and target-date offerings.
•
Institutional index net outflows of $41 billion were concentrated in low-fee index equity offerings.

Cash management net outflows of $7 billion were driven by redemptions from US government funds.

Net market appreciation of $1.3 trillion was primarily driven by global equity market appreciation.

AUM decreased $18 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Japanese yen and the euro.

Component Changes in AUM for the Six Months Ended June 30, 2026

The following table presents the component changes in AUM by product type for the six months ended June 30, 2026.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$7,793,875	$143,440	$—	$987,657	$(36,738)	$8,888,234	$8,275,937
Fixed income	3,272,021	126,410	(1,871)	12,505	(18,904)	3,390,161	3,328,895
Multi-asset	1,223,625	34,610	—	96,952	(7,888)	1,347,299	1,280,725
Alternatives:
Private markets	322,624	24,509	(14,681)	(2,458)	(911)	329,083	323,993
Liquid alternatives	100,990	12,147	(765)	7,767	173	120,312	110,531
Alternatives subtotal	423,614	36,656	(15,446)	5,309	(738)	449,395	434,524
Digital assets	78,435	(2,182)	—	(27,403)	(11)	48,839	65,172
Currency and commodities(4)	169,216	(3,898)	—	(13,178)	(291)	151,849	181,688
Long-term	12,960,786	335,036	(17,317)	1,061,842	(64,570)	14,275,777	13,566,941
Cash management	1,080,732	(13,611)	—	5,344	(3,618)	1,068,847	1,073,788
Total	$14,041,518	$321,425	$(17,317)	$1,067,186	$(68,188)	$15,344,624	$14,640,729

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2026.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$629,081	$15,426	$—	$72,254	$(3,013)	$713,748	$665,257
Fixed income	384,887	12,141	—	1,316	(275)	398,069	390,475
Multi-asset	199,655	(1,337)	—	13,604	(182)	211,740	205,415
Private markets	30,681	1,347	(533)	(559)	(148)	30,788	31,217
Liquid alternatives	34,428	6,517	(192)	1,191	(32)	41,912	38,107
Retail subtotal	1,278,732	34,094	(725)	87,806	(3,650)	1,396,257	1,330,471
ETFs:
Equity	4,006,014	198,148	—	529,796	(11,401)	4,722,557	4,324,286
Fixed income	1,205,953	111,827	—	(4,832)	(4,321)	1,308,627	1,256,084
Multi-asset	14,402	6,435	—	1,157	(227)	21,767	16,861
Digital assets	78,435	(2,182)	—	(27,403)	(11)	48,839	65,172
Commodities	162,906	(4,602)	—	(13,811)	(213)	144,280	174,350
ETFs subtotal	5,467,710	309,626	—	484,907	(16,173)	6,246,070	5,836,753
Institutional:
Active:
Equity	247,993	6,468	—	36,012	(1,744)	288,729	268,130
Fixed income	905,566	3,101	(1,871)	8,812	(3,530)	912,078	905,950
Multi-asset	1,006,106	29,147	—	81,874	(7,455)	1,109,672	1,054,559
Private markets	291,943	23,162	(14,148)	(1,899)	(763)	298,295	292,776
Liquid alternatives	66,562	5,630	(573)	6,576	205	78,400	72,424
Active subtotal	2,518,170	67,508	(16,592)	131,375	(13,287)	2,687,174	2,593,839
Index	3,696,174	(76,192)	—	357,754	(31,460)	3,946,276	3,805,878
Institutional subtotal	6,214,344	(8,684)	(16,592)	489,129	(44,747)	6,633,450	6,399,717
Long-term	12,960,786	335,036	(17,317)	1,061,842	(64,570)	14,275,777	13,566,941
Cash management	1,080,732	(13,611)	—	5,344	(3,618)	1,068,847	1,073,788
Total	$14,041,518	$321,425	$(17,317)	$1,067,186	$(68,188)	$15,344,624	$14,640,729

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2026.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$546,028	$5,255	$—	$71,209	$(3,253)	$619,239	$580,183
Fixed income	1,257,358	13,213	(1,871)	10,027	(3,349)	1,275,378	1,262,392
Multi-asset	1,205,743	27,810	—	95,477	(7,637)	1,321,393	1,259,956
Private markets	322,624	24,509	(14,681)	(2,458)	(911)	329,083	323,993
Liquid alternatives	100,990	12,147	(765)	7,767	173	120,312	110,531
Active subtotal	3,432,743	82,934	(17,317)	182,022	(14,977)	3,665,405	3,537,055
ETFs:
Equity	4,006,014	198,148	—	529,796	(11,401)	4,722,557	4,324,286
Fixed income	1,205,953	111,827	—	(4,832)	(4,321)	1,308,627	1,256,084
Multi-asset	14,402	6,435	—	1,157	(227)	21,767	16,861
Digital assets	78,435	(2,182)	—	(27,403)	(11)	48,839	65,172
Commodities	162,906	(4,602)	—	(13,811)	(213)	144,280	174,350
ETFs subtotal	5,467,710	309,626	—	484,907	(16,173)	6,246,070	5,836,753
Non-ETF index	4,060,333	(57,524)	—	394,913	(33,420)	4,364,302	4,193,133
Long-term	12,960,786	335,036	(17,317)	1,061,842	(64,570)	14,275,777	13,566,941
Cash management	1,080,732	(13,611)	—	5,344	(3,618)	1,068,847	1,073,788
Total	$14,041,518	$321,425	$(17,317)	$1,067,186	$(68,188)	$15,344,624	$14,640,729

The following table presents the component changes in AUM by private markets product type for the six months ended June 30, 2026.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$112,116	$6,467	$(3,325)	$(1,551)	$(219)	$113,488	$112,190
Private equity	30,623	3,076	(1,348)	(16)	(74)	32,261	31,165
Private credit	145,385	12,624	(5,741)	(893)	(438)	150,937	147,993
Real estate	25,062	692	(3,627)	(41)	(133)	21,953	22,915
Multi-alternatives	9,438	1,650	(640)	43	(47)	10,444	9,730
Total private markets	$322,624	$24,509	$(14,681)	$(2,458)	$(911)	$329,083	$323,993

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

AUM increased $1.3 trillion to $15.3 trillion at June 30, 2026 from $14.0 trillion at December 31, 2025, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $335 billion were comprised of $310 billion and $34 billion from ETFs and retail clients, respectively, partially offset by net outflows of $9 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $310 billion were led by core equity and index bond ETFs net inflows of $117 billion and $102 billion, respectively. Active ETFs contributed $39 billion of net inflows.
•
Retail net inflows of $34 billion were driven by net inflows into equity products, largely reflecting net inflows in Aperio, and continued strength in the Company's systematic liquid alternatives and active fixed income offerings.
•
Institutional active net inflows of $68 billion were driven by BlackRock's LifePath® target-date franchise, private markets, systematic equity strategies and outsourcing mandates.
•
Institutional index net outflows of $76 billion were concentrated in low-fee index equity offerings.

Cash management net outflows of $14 billion were driven by net outflows from US government money market funds.

Net market appreciation of $1.1 trillion was primarily driven by global equity market appreciation.

AUM decreased $68 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Japanese yen, the euro, the British pound and the Canadian dollar.

Component Changes in AUM for the Twelve Months Ended June 30, 2026

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2026.

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Equity	$6,905,438	$315,471	$—	$—	$1,725,405	$(58,080)	$8,888,234	$7,826,258
Fixed income	3,087,297	257,735	(3,362)	13,567	70,604	(35,680)	3,390,161	3,246,979
Multi-asset	1,076,709	105,077	—	—	176,329	(10,816)	1,347,299	1,215,620
Alternatives:
Private markets	215,244	50,379	(31,383)	101,017	(5,139)	(1,035)	329,083	313,356
Liquid alternatives	86,670	18,187	(931)	6,377	9,791	218	120,312	103,399
Alternatives subtotal	301,914	68,566	(32,314)	107,394	4,652	(817)	449,395	416,755
Digital assets	79,551	15,088	—	—	(45,790)	(10)	48,839	78,692
Currency and commodities(5)	106,980	11,443	—	—	33,884	(458)	151,849	156,496
Long-term	11,557,889	773,380	(35,676)	120,961	1,965,084	(105,861)	14,275,777	12,940,800
Cash management	969,701	94,398	—	—	9,856	(5,108)	1,068,847	1,039,777
Total	$12,527,590	$867,778	$(35,676)	$120,961	$1,974,940	$(110,969)	$15,344,624	$13,980,577

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2026.

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Retail:
Equity	$557,833	$32,750	$—	$—	$127,779	$(4,614)	$713,748	$627,810
Fixed income	333,624	55,304	—	—	8,213	928	398,069	367,653
Multi-asset	162,852	22,315	—	—	26,751	(178)	211,740	188,039
Private markets	16,823	4,158	(1,267)	11,674	(424)	(176)	30,788	29,566
Liquid alternatives	29,865	11,051	(223)	—	1,289	(70)	41,912	35,305
Retail subtotal	1,100,997	125,578	(1,490)	11,674	163,608	(4,110)	1,396,257	1,248,373
ETFs:
Equity	3,455,117	400,347	—	—	880,389	(13,296)	4,722,557	4,033,738
Fixed income	1,101,224	209,764	—	—	2,419	(4,780)	1,308,627	1,205,001
Multi-asset	11,926	8,105	—	—	1,969	(233)	21,767	15,014
Digital assets	79,551	15,088	—	—	(45,790)	(10)	48,839	78,692
Commodities	100,950	10,763	—	—	32,791	(224)	144,280	149,716
ETFs subtotal	4,748,768	644,067	—	—	871,778	(18,543)	6,246,070	5,482,161
Institutional:
Active:
Equity	242,098	(15,783)	—	—	65,940	(3,526)	288,729	255,587
Fixed income	881,932	(5,974)	(3,362)	13,567	32,204	(6,289)	912,078	900,391
Multi-asset	898,621	74,298	—	—	147,106	(10,353)	1,109,672	1,008,898
Private markets	198,421	46,221	(30,116)	89,343	(4,715)	(859)	298,295	283,790
Liquid alternatives	56,805	7,136	(708)	6,377	8,502	288	78,400	68,094
Active subtotal	2,277,877	105,898	(34,186)	109,287	249,037	(20,739)	2,687,174	2,516,760
Index	3,430,247	(102,163)	—	—	680,661	(62,469)	3,946,276	3,693,506
Institutional subtotal	5,708,124	3,735	(34,186)	109,287	929,698	(83,208)	6,633,450	6,210,266
Long-term	11,557,889	773,380	(35,676)	120,961	1,965,084	(105,861)	14,275,777	12,940,800
Cash management	969,701	94,398	—	—	9,856	(5,108)	1,068,847	1,039,777
Total	$12,527,590	$867,778	$(35,676)	$120,961	$1,974,940	$(110,969)	$15,344,624	$13,980,577

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(5)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2026.

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Active:
Equity	$504,554	$(4,079)	$—	$—	$124,323	$(5,559)	$619,239	$548,591
Fixed income	1,183,948	46,205	(3,362)	13,567	39,647	(4,627)	1,275,378	1,234,874
Multi-asset	1,061,457	96,613	—	—	173,855	(10,532)	1,321,393	1,196,919
Private markets	215,244	50,379	(31,383)	101,017	(5,139)	(1,035)	329,083	313,356
Liquid alternatives	86,670	18,187	(931)	6,377	9,791	218	120,312	103,399
Active subtotal	3,051,873	207,305	(35,676)	120,961	342,477	(21,535)	3,665,405	3,397,139
ETFs:
Equity	3,455,117	400,347	—	—	880,389	(13,296)	4,722,557	4,033,738
Fixed income	1,101,224	209,764	—	—	2,419	(4,780)	1,308,627	1,205,001
Multi-asset	11,926	8,105	—	—	1,969	(233)	21,767	15,014
Digital assets	79,551	15,088	—	—	(45,790)	(10)	48,839	78,692
Commodities	100,950	10,763	—	—	32,791	(224)	144,280	149,716
ETFs subtotal	4,748,768	644,067	—	—	871,778	(18,543)	6,246,070	5,482,161
Non-ETF index	3,757,248	(77,992)	—	—	750,829	(65,783)	4,364,302	4,061,500
Long-term	11,557,889	773,380	(35,676)	120,961	1,965,084	(105,861)	14,275,777	12,940,800
Cash management	969,701	94,398	—	—	9,856	(5,108)	1,068,847	1,039,777
Total	$12,527,590	$867,778	$(35,676)	$120,961	$1,974,940	$(110,969)	$15,344,624	$13,980,577

The following table presents the component changes in AUM by private markets product type for the twelve months ended June 30, 2026.

	June 30,	Net inflows			Market	FX	June 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	Acquisitions(2)	change	impact(3)	2026	AUM(4)
Private markets:
Infrastructure	$112,323	$14,337	$(8,660)	$—	$(4,276)	$(236)	$113,488	$111,458
Private equity	33,743	4,082	(5,738)	—	246	(72)	32,261	32,208
Private credit	35,985	27,745	(11,899)	101,017	(1,455)	(456)	150,937	136,321
Real estate	25,276	844	(4,158)	—	188	(197)	21,953	23,963
Multi-alternatives	7,917	3,371	(928)	—	158	(74)	10,444	9,406
Total private markets	$215,244	$50,379	$(31,383)	$101,017	$(5,139)	$(1,035)	$329,083	$313,356

(1)
Realizations represent return of capital/return on investments.
(2)
Amounts include AUM attributable to the HPS and ElmTree Transactions.
(3)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(4)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $2.8 trillion to $15.3 trillion at June 30, 2026 from $12.5 trillion at June 30, 2025, driven by net market appreciation, net inflows and AUM added from the HPS and ElmTree Transactions, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $773 billion were comprised of net inflows of $644 billion, $126 billion and $4 billion from ETFs, retail clients and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $644 billion were led by core equity and index bond ETFs net inflows of $240 billion and $191 billion, respectively. Precision and other, and Active ETFs contributed $124 billion and $73 billion of net inflows, respectively.
•
Retail net inflows of $126 billion were led by net inflows into fixed income, equity and multi-asset strategies, driven by the onboarding of a significant separately managed account ("SMA") assignment in the fourth quarter of 2025 as well as demand for Aperio. Liquid alternatives and private markets added $11 billion and $4 billion, respectively.
•
Institutional active net inflows of $106 billion were led by $74 billion in multi-asset net inflows reflecting continued growth from significant outsourcing mandates and Lifepath target-date offerings. Private markets net inflows of $46 billion were led by private credit and infrastructure. Multi-asset and private markets net inflows were partially offset by net outflows from equity and fixed income products, including a single-client transfer to institutional index equity in the third quarter of 2025.
•
Institutional index net outflows of $102 billion were concentrated in low-fee index equity offerings.

Cash management net inflows of $94 billion were primarily due to net inflows into US government, international and prime money market funds.

Net market appreciation of $2.0 trillion was primarily driven by US and global equity market appreciation.

AUM decreased $111 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the Japanese yen, the British pound, the euro and the Canadian dollar.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2026 and 2025 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 25, 2026 ("2025 Form 10-K").

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2026 and 2025 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$626	$507	$1,219	$1,025
ETFs	1,989	1,401	3,782	2,750
Equity subtotal	2,615	1,908	5,001	3,775
Fixed income:
Active	539	487	1,070	979
ETFs	443	366	877	718
Fixed income subtotal	982	853	1,947	1,697
Active multi-asset	387	312	758	625
Alternatives:
Private markets	639	499	1,297	1,034
Liquid alternatives	212	157	409	307
Alternatives subtotal	851	656	1,706	1,341
Non-ETF index	385	313	727	620
Digital assets, commodities and multi-asset ETFs(1)	163	108	342	200
Long-term	5,383	4,150	10,481	8,258
Cash management	343	304	683	597
Total investment advisory, administration fees and securities lending revenue(2)	5,726	4,454	11,164	8,855
Investment advisory performance fees:
Equity	60	12	82	22
Fixed income	3	2	5	14
Multi-asset	5	6	14	10
Alternatives:
Private markets	137	39	369	63
Liquid alternatives	100	35	107	45
Alternatives subtotal	237	74	476	108
Total investment advisory performance fees	305	94	577	154
Technology services and subscription revenue	566	499	1,096	935
Distribution fees	395	320	784	641
Advisory and other revenue:
Advisory	8	13	20	27
Other	84	43	141	87
Total advisory and other revenue	92	56	161	114
Total revenue	$7,084	$5,423	$13,782	$10,699

(1)
Amounts include commodity ETFs and ETPs.
(2)
Amounts include securities lending revenue of $239 million and $171 million for the three months ended June 30, 2026 and 2025, respectively, and $418 million and $328 million for the six months ended June 30, 2026 and 2025, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2026	2025	2026	2025	2026	2025	2026	2025
Equity:
Active	11%	11%	4%	4%	11%	12%	4%	4%
ETFs	34%	31%	30%	28%	34%	31%	30%	28%
Equity subtotal	45%	42%	34%	32%	45%	43%	34%	32%
Fixed income:
Active	9%	11%	8%	10%	9%	11%	8%	10%
ETFs	8%	8%	9%	8%	8%	8%	9%	9%
Fixed income subtotal	17%	19%	17%	18%	17%	19%	17%	19%
Active multi-asset	7%	7%	8%	8%	6%	7%	8%	7%
Alternatives:
Private markets	11%	11%	2%	2%	12%	12%	2%	2%
Liquid alternatives	4%	4%	1%	1%	4%	3%	1%	1%
Alternatives subtotal	15%	15%	3%	3%	16%	15%	3%	3%
Non-ETF index	7%	7%	29%	30%	7%	7%	29%	30%
Digital assets, commodities and multi-asset ETFs(3)	3%	3%	2%	1%	3%	2%	2%	1%
Long-term	94%	93%	93%	92%	94%	93%	93%	92%
Cash management	6%	7%	7%	8%	6%	7%	7%	8%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)
Amounts include commodity ETFs and ETPs.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Revenue increased $1.7 billion, or 31%, from the three months ended June 30, 2025, primarily driven by the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, higher performance fees and higher technology services and subscription revenue.

Investment advisory, administration fees (collectively "base fees") and securities lending revenue of $5.7 billion increased $1.3 billion from $4.5 billion for the three months ended June 30, 2025, primarily driven by the positive impact of market beta on average AUM, organic base fee growth and approximately $230 million of fees related to the HPS Transaction. Securities lending revenue of $239 million increased from $171 million for the three months ended June 30, 2025, primarily reflecting higher spreads.

Investment advisory performance fees of $305 million increased $211 million from $94 million for the three months ended June 30, 2025, primarily reflecting higher revenue from alternative products, including the impact of the HPS Transaction, and higher revenue from long-only products.

Technology services and subscription revenue of $566 million increased $67 million from $499 million for the three months ended June 30, 2025, reflecting the sustained demand for Aladdin and multi-product solutions.

Distribution fees of $395 million increased $75 million from $320 million for the three months ended June 30, 2025, primarily reflecting higher average AUM.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Revenue increased $3.1 billion, or 29%, from the six months ended June 30, 2025, primarily driven by the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, higher performance fees and higher technology services and subscription revenue.

Investment advisory, administration fees and securities lending revenue of $11.2 billion increased $2.3 billion from $8.9 billion for the six months ended June 30, 2025, primarily driven by the impact of market beta on average AUM, organic base fee growth and approximately $460 million of fees related to the HPS Transaction. Securities lending revenue of $418 million increased from $328 million for the six months ended June 30, 2025, primarily reflecting higher spreads.

Investment advisory performance fees of $577 million increased $423 million from $154 million for the six months ended June 30, 2025, primarily reflecting higher revenue from alternative products, including the impact of the HPS Transaction, and higher revenue from long-only products.

Technology services and subscription revenue of $1.1 billion increased $161 million from $935 million for the six months ended June 30, 2025, reflecting the sustained demand for Aladdin, multi-product solutions and the impact related to the Preqin Transaction, which was completed in March of 2025.

Distribution fees of $784 million increased $143 million from $641 million for the six months ended June 30, 2025, primarily reflecting higher average AUM.

Expense

The following table presents expense for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Expense
Employee compensation and benefits	$2,274	$1,764	$4,499	$3,505
Sales, asset and account expense:
Distribution and servicing costs	732	576	1,437	1,146
Direct fund expense	543	441	1,024	833
Sub-advisory and other	67	46	138	93
Total sales, asset and account expense	1,342	1,063	2,599	2,072
General and administration expense:
Marketing and promotional	94	93	195	190
Occupancy and office related	153	120	300	234
Portfolio services	68	62	138	126
Technology	227	198	433	387
Professional services	80	51	155	124
Communications	11	11	21	21
Foreign exchange remeasurement	—	4	(4)	(4)
Other general and administration	87	74	156	150
Total general and administration expense	720	613	1,394	1,228
Change in fair value of contingent consideration	11	76	(538)	172
Restructuring charge	—	39	—	39
Amortization of intangible assets	276	137	553	254
Total expense	$4,623	$3,692	$8,507	$7,270

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Expense increased $931 million, or 25%, from the three months ended June 30, 2025, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Expense for the three months ended June 30, 2026 was impacted by the HPS Transaction(1), including noncash acquisition-related expenses.

Employee compensation and benefits expense of $2.3 billion increased $510 million from $1.8 billion for the three months ended June 30, 2025, primarily reflecting the impact of higher operating income and performance fees, and the impact of the HPS Transaction.

Sales, asset and account expense of $1.3 billion increased $279 million from $1.1 billion for the three months ended June 30, 2025, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $720 million increased $107 million from $613 million for the three months ended June 30, 2025, primarily driven by occupancy and office related expense, technology expense and professional services expense.

Change in fair value of contingent consideration(1) of $11 million decreased $65 million as compared to the change in the three months ended June 30, 2025, primarily in connection with the fair value of contingent consideration for the GIP Transaction, which is impacted by the share price of BlackRock common stock at the end of the period.

Amortization of intangible assets(1) of $276 million increased $139 million from $137 million for the three months ended June 30, 2025, primarily reflecting amortization of intangible assets acquired in the HPS Transaction.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Expense increased $1.2 billion, or 17%, from the six months ended June 30, 2025, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Expense for the six months ended June 30, 2026 was impacted by the HPS, GIP and Preqin Transactions(1), including noncash change in fair value of contingent consideration and amortization of intangible assets.

Employee compensation and benefits expense of $4.5 billion increased $994 million from $3.5 billion for the six months ended June 30, 2025, primarily reflecting the impact of higher operating income and performance fees, and the impact of the HPS and Preqin Transactions.

Sales, asset and account expense of $2.6 billion increased $527 million from $2.1 billion for the six months ended June 30, 2025, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $1.4 billion increased $166 million from $1.2 billion for the six months ended June 30, 2025, primarily driven by occupancy and office related expense, technology expense and professional services expense.

Change in fair value of contingent consideration(1) decreased $710 million as compared to the change in the six months ended June 30, 2025, primarily in connection with the fair value of contingent consideration for the GIP and HPS Transactions, which is impacted by the share price of BlackRock common stock at the end of the period.

Amortization of intangible assets(1) of $553 million increased $299 million from $254 million for the six months ended June 30, 2025, primarily reflecting amortization of intangible assets acquired in the HPS and Preqin Transactions.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI - CIPs for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Nonoperating income (expense), GAAP basis	$258	$521	$286	$586
Less: Net income (loss) attributable to NCI - CIPs	35	72	41	77
Nonoperating income (expense), net of NCI - CIPs	223	449	245	509
Less: Hedge gain (loss) on deferred cash compensation plans(1)	78	45	78	30
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$145	$404	$167	$479

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net gain (loss) on investments, net of NCI - CIPs
Private equity	$34	$25	$43	$73
Real assets	18	1	23	(1)
Other alternatives(3)	8	3	23	12
Other investments(4)	55	11	42	1
Hedge gain (loss) on deferred cash compensation plans(1)	78	45	78	30
Subtotal	193	85	209	115
Other income/gain (expense/loss)(5)	55	393	105	416
Total net gain (loss) on investments, net of NCI - CIPs	248	478	314	531
Dividend income and net interest income (expense)	(25)	(29)	(69)	(22)
Nonoperating income (expense), net of NCI - CIPs	223	449	245	509
Less: Hedge gain (loss) on deferred cash compensation plans(1)	78	45	78	30
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$145	$404	$167	$479

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
(5)
Amounts for the three months ended June 30, 2026 and 2025, include noncash pre-tax losses of approximately $37 million and gains of approximately $330 million, respectively, in connection with Circle. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Operating income	$2,461	$1,731	$5,275	$3,429	$2,916	$2,099	$5,585	$4,131
Total nonoperating income (expense)(2)	$223	$449	$245	$509	$145	$404	$167	$479
Income before income taxes(2)	$2,684	$2,180	$5,520	$3,938	$3,061	$2,503	$5,752	$4,610
Income tax expense	$677	$587	$1,193	$835	$770	$620	$1,393	$957
Effective tax rate	25.2%	26.9%	21.6%	21.2%	25.2%	24.8%	24.2%	20.8%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI - CIPs.

2026. Income tax expense for the six months ended June 30, 2026 includes a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2026.

2025. Income tax expense for the six months ended June 30, 2025 included a $149 million discrete tax benefit from realized changes in the Company's organizational entity structure and a $50 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a consolidated wholly owned subsidiary of the Company that is a registered life insurance company in the UK, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

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

	June 30, 2026
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$10,492	$—	$335	$10,157
Accounts receivable	5,444	—	—	5,444
Investments	15,144	—	4,072	11,072
Separate account assets and collateral held under securities lending agreements	71,536	71,536	—	—
Operating lease right-of-use assets	1,848	—	—	1,848
Other assets(3)	8,793	—	55	8,738
Subtotal	113,257	71,536	4,462	37,259
Goodwill and intangible assets, net	62,618	—	—	62,618
Total assets	$175,875	$71,536	$4,462	$99,877
Liabilities
Accrued compensation and benefits	$2,432	$—	$—	$2,432
Accounts payable and accrued liabilities	2,012	—	—	2,012
Borrowings	12,744	—	—	12,744
Separate account liabilities and collateral liabilities under securities lending agreements	71,536	71,536	—	—
Contingent consideration liabilities	7,875	—	—	7,875
Deferred income tax liabilities(4)	4,488	—	—	4,488
Operating lease liabilities	2,224	—	—	2,224
Other liabilities	8,024	—	462	7,562
Total liabilities	111,335	71,536	462	39,337
Equity
Total BlackRock, Inc. stockholders’ equity	57,613	—	—	57,613
Noncontrolling interests	6,927	—	4,000	2,927
Total equity	64,540	—	4,000	60,540
Total liabilities and equity	$175,875	$71,536	$4,462	$99,877

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at June 30, 2026 included $335 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2026). Accounts receivable at June 30, 2026 increased $286 million from December 31, 2025, primarily due to higher base fee and technology services and subscriptions receivables. Investments at June 30, 2026 increased $1.9 billion from December 31, 2025 (for more information see Investments herein). Goodwill and intangible assets at June 30, 2026 decreased $633 million from December 31, 2025, primarily due to amortization of intangible assets. Other assets at June 30, 2026 increased $1.8 billion from December 31, 2025, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at June 30, 2026 decreased $1.4 billion from December 31, 2025, primarily due to 2025 incentive compensation cash payments in the first quarter of 2026, partially offset by 2026 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2026 increased $272 million from December 31, 2025, primarily due to increased accruals. Contingent consideration liabilities at June 30, 2026 decreased $554 million from December 31, 2025, largely due to a change in fair value of contingent consideration in connection with the GIP and HPS Transactions, primarily impacted by the share price of BlackRock stock at the end of the period. Other liabilities at June 30, 2026 increased $1.2 billion from December 31, 2025, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at June 30, 2026 decreased $130 million from December 31, 2025, primarily due to the effects of temporary differences associated with acquired intangible assets.

Investments

The Company’s investments were $15.1 billion and $13.3 billion at June 30, 2026 and December 31, 2025, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI - CIPs portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2026	2025
Investments, GAAP	$15,144	$13,271
Investments held by CIPs	(10,525)	(9,131)
Net interest in CIPs(1)	6,453	6,564
Investments, as adjusted	11,072	10,704
Investments related to deferred cash compensation plans	(507)	(337)
Hedged exposures	(1,919)	(1,682)
Federal Reserve Bank stock	(88)	(87)
Carried interest	(3,594)	(3,710)
Total “economic” investment exposure(2)	$4,964	$4,888

(1)
Amounts include $3.5 billion and $3.7 billion of carried interest (VIEs) at June 30, 2026 and December 31, 2025, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in millions)	2026	2025
Equity/Fixed income/Multi-asset(1)	$4,398	$4,212
Alternatives:
Private equity	767	761
Real assets	797	687
Other alternatives(2)	921	910
Alternatives subtotal	2,485	2,358
Hedged exposures	(1,919)	(1,682)
Total “economic” investment exposure	$4,964	$4,888

(1)
Amounts include seed investments in equity, fixed income, and multi-asset ETFs/mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2026 was as follows:

(in millions)	Six Months Ended June 30, 2026
Investments, as adjusted, beginning balance	$10,704
Purchases/capital contributions	1,111
Sales/maturities	(652)
Distributions(1)	(187)
Market appreciation(depreciation)/earnings from equity method investments	217
Carried interest capital allocations/(distributions)	(116)
Other(2)	(5)
Investments, as adjusted, ending balance	$11,072

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2025	$11,490	$461	$11,029
Net cash provided by/(used in) operating activities	247	(2,859)	3,106
Net cash provided by/(used in) investing activities	(740)	66	(806)
Net cash provided by/(used in) financing activities	(421)	2,667	(3,088)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	—	(62)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(976)	(126)	(850)
Cash, cash equivalents and restricted cash, June 30, 2026	$10,514	$335	$10,179

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

Cash flows used in investing activities, excluding the impact of CIPs, for the six months ended June 30, 2026 were $806 million, primarily reflecting $690 million of net purchases of investments and $215 million of purchases of property and equipment, partially offset by $114 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2026 were $3.1 billion, primarily resulting from $1.9 billion of dividends/Subco distributions, $1.3 billion worth of share and share equivalents repurchases, including $0.4 billion of employee tax withholdings related to employee stock transactions.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents(1)	$10,492	$11,468
Cash and cash equivalents held by CIPs(2)	(335)	(461)
Subtotal(3)	10,157	11,007
Credit facility – undrawn(4)	6,300	5,900
Total liquidity resources	$16,457	$16,907

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both June 30, 2026 and December 31, 2025. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.
(4)
In March 2026, the aggregate commitment of the credit facility was increased from $5.9 billion to $6.3 billion. See Short-Term Borrowings herein for more information.

Total liquidity resources decreased $450 million during the six months ended June 30, 2026, primarily reflecting payments of 2025 year-end incentive awards, dividends/distributions of $1.9 billion, share and share equivalent repurchases of $1.3 billion, and $690 million of net purchases of investments, partially offset by a $400 million increase in the aggregate commitment amount under the credit facility and cash flows from other operating activities.

A significant portion of the Company’s $11.1 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

During the six months ended June 30, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 0.8 million shares and share equivalents for approximately $900 million. At June 30, 2026, there were approximately 8.4 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At both June 30, 2026 and December 31, 2025, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2026. At June 30, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At June 30, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a consolidated wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at June 30, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2026, there was no amount outstanding.

Long-Term Borrowings

At June 30, 2026, the principal amount of long-term notes outstanding was $12.8 billion. See Note 15, Borrowings, in the 2025 Form 10-K for more information on overall borrowings outstanding as of December 31, 2025.

During the six months ended June 30, 2026, the Company paid approximately $230 million of interest on long-term notes. Future principal repayments and interest requirements at June 30, 2026 were as follows:

(in millions)
Year	Principal	Interest(1)	Total Payments
Remainder of 2026	$—	$274	$274
2027	1,500	493	1,993
2028	—	445	445
2029	1,500	417	1,917
2030	1,000	377	1,377
2031	1,250	353	1,603
Thereafter(1)	7,593	3,765	11,358
Total	$12,843	$6,124	$18,967

(1)
The amounts related to the 3.75% Notes due 2035 are calculated using the EUR/USD foreign exchange rate as of June 30, 2026.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	June 30,	December 31,
(in millions)	2026	2025
Assets
Receivables from non-guarantor subsidiaries	$4	$2,655
Goodwill and intangible assets	27,102	27,274
Other assets	1,291	1,228
Total assets	$28,397	$31,157
Liabilities
Borrowings	$12,744	$12,769
Payables to non-guarantor subsidiaries	4,026	5,485
Other liabilities	3,920	3,806
Total liabilities	$20,690	$22,060

Summarized Income Statement (unaudited)

For the three months ended June 30, 2026, net loss of the Obligor Group was $188 million, primarily comprised of $130 million of interest expense and $85 million of intangible amortization expense. Revenue during this period was not material.

For the six months ended June 30, 2026, net income of the Obligor Group was $164 million, primarily comprised of a noncash gain of $500 million related to a change in fair value of contingent consideration, partially offset by $261 million of interest expense and $171 million of intangible amortization expense. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company will reclassify a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion) and subject to the achievement of a specified post-closing condition, from liabilities to equity.

Investment Commitments. At June 30, 2026, the Company had $2.8 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of June 30, 2026, the Company was deemed to be the PB of approximately 140 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company determines the fair value of identifiable intangible assets acquired using the best available information which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, fundraising assumptions, useful lives, and discount rates. These estimates are based on historical data, internal estimates, or external sources. Changes in economic conditions, capital markets, client behavior, regulatory environments, or other factors could cause actual results to differ materially from these estimates and assumptions.

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing events. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at June 30, 2026 totaled $7.9 billion, including $4.3 billion and $3.4 billion related to the GIP and HPS Transactions, respectively.

The contingent payments related to the GIP Transaction, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 4.1% as of June 30, 2026, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs).

The payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. The fair value of the HPS Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 4.1% as of June 30, 2026, as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs).

Subsequent changes of estimated fair value of contingent consideration are recorded within change in fair value of contingent consideration expense on the condensed consolidated statements of income. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period. A portion of the contingent consideration is subject to reclassification to equity when certain contingencies are resolved or when triggers that may require the Company to settle an amount in cash expire. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company will reclassify a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion) and subject to the achievement of a specified post-closing condition, from liabilities to equity. Upon reclassification, this equity-classified contingent consideration will not be subject to fair value remeasurement and therefore will not impact the Company's condensed consolidated statements of income.

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain SMAs. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At both June 30, 2026 and December 31, 2025, the Company had $3.5 billion of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2026 and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2026, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.9 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, approximately $10.5 billion of BlackRock's investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $5.0 billion. See Statement of Financial Condition Overview - Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At June 30, 2026, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.3 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $125 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2026, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $3.7 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $88 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.5 billion at June 30, 2026. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $155 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2026, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.5 billion, with expiration dates primarily during the third quarter of 2026. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At June 30, 2026, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $302 million, with expiration dates during the third quarter of 2026.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 through April 30, 2026	152,183	$1,050.18	151,112	8,681,203
May 1, 2026 through May 31, 2026	253,608	$1,070.00	247,183	8,434,020
June 1, 2026 through June 30, 2026	29,833	$1,019.16	25,858	8,408,162
Total	435,624	$1,059.60	424,153

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: August 6, 2026		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)