Form 10-Q
period 2026-09-30
BlackRock, Inc.
filed 2026-11-04
CIK 2012383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 154,423,421 shares of the registrant’s common stock outstanding (162,030,348 on a fully diluted basis, including 7,606,927 Class B-2 common units of a consolidated subsidiary, BlackRock Saturn Subco, LLC, which are exchangeable on a one-for-one basis into common stock of the registrant).

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	79

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2026	2025
Assets
Cash and cash equivalents(1)	$12,877	$11,468
Accounts receivable	5,762	5,158
Investments(1)	15,384	13,271
Separate account assets	65,056	60,098
Separate account collateral held under securities lending agreements	5,465	7,922
Property and equipment (net of accumulated depreciation and amortization of $1,929 and $1,692 at September 30, 2026 and December 31, 2025, respectively)	1,306	1,256
Intangible assets (net of accumulated amortization of $2,235 and $1,482 at September 30, 2026 and December 31, 2025, respectively)	27,139	27,968
Goodwill	35,204	35,283
Operating lease right-of-use assets	1,844	1,874
Other assets(1)	7,861	5,700
Total assets	$177,898	$169,998
Liabilities
Accrued compensation and benefits	$3,431	$3,830
Accounts payable and accrued liabilities	1,982	1,740
Borrowings	12,740	12,768
Separate account liabilities	65,056	60,098
Separate account collateral liabilities under securities lending agreements	5,465	7,922
Contingent consideration liabilities	5,858	8,429
Deferred income tax liabilities	4,271	4,618
Operating lease liabilities	2,245	2,228
Other liabilities(1)	9,075	6,823
Total liabilities	110,123	108,456
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	3,850	2,636
Redeemable NCI - BlackRock Saturn Subco, LLC ("Subco")	—	2,791
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2026 and December 31, 2025;
   Shares issued: 156,276,289 at both September 30, 2026 and December 31, 2025;
   Shares outstanding: 154,606,029 and 155,069,171 at September 30, 2026 and
      December 31, 2025, respectively

Additional paid-in capital	19,637	19,748
Retained earnings	40,976	37,899
Accumulated other comprehensive loss	(680)	(545)
Treasury stock, common, at cost (1,670,260 and 1,207,118 shares held at September 30, 2026 and December 31, 2025, respectively)	(1,804)	(1,216)
Total BlackRock, Inc. stockholders’ equity	58,131	55,888
Nonredeemable NCI - CIPs	354	227
Nonredeemable NCI - Subco	5,440	—
Total permanent equity	63,925	56,115
Total liabilities, temporary equity and permanent equity	$177,898	$169,998

(1)
At September 30, 2026, cash and cash equivalents, investments, other assets and other liabilities include $306 million, $9.1 billion, $63 million and $3.8 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2025, cash and cash equivalents, investments, other assets and other liabilities include $428 million, $8.5 billion, $76 million and $4.1 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Investment advisory and administration fees	$5,783	$4,843	$16,529	$13,370
Securities lending revenue	253	203	671	531
Total investment advisory, administration fees and securities lending revenue	6,036	5,046	17,200	13,901
Investment advisory performance fees	630	516	1,207	670
Technology services and subscription revenue	588	515	1,684	1,450
Distribution fees	414	355	1,198	996
Advisory and other revenue	84	77	245	191
Total revenue	7,752	6,509	21,534	17,208
Expense
Employee compensation and benefits	2,440	2,357	6,939	5,862
Sales, asset and account expense:
Distribution and servicing costs	785	638	2,222	1,784
Direct fund expense	551	464	1,575	1,297
Sub-advisory and other	77	60	215	153
Total sales, asset and account expense	1,413	1,162	4,012	3,234
General and administration expense	731	689	2,125	1,917
Change in fair value of contingent consideration	564	93	26	265
Restructuring charge	—	—	—	39
Amortization of intangible assets	276	253	829	507
Total expense	5,424	4,554	13,931	11,824
Operating income	2,328	1,955	7,603	5,384
Nonoperating income (expense)
Net gain (loss) on investments	353	64	708	672
Interest and dividend income	97	113	296	430
Interest expense	(134)	(135)	(402)	(474)
Dividend income and net interest income (expense)	(37)	(22)	(106)	(44)
Total nonoperating income (expense)	316	42	602	628
Income before income taxes	2,644	1,997	8,205	6,012
Income tax expense	724	470	1,917	1,305
Net income	1,920	1,527	6,288	4,707
Less:
Net income (loss) attributable to NCI - CIPs	181	134	222	211
Net income (loss) attributable to NCI - Subco	80	70	281	70
Net income attributable to BlackRock, Inc.	$1,659	$1,323	$5,785	$4,426
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.72	$8.54	$37.30	$28.57
Diluted	$10.57	$8.43	$36.82	$28.21
Weighted-average common shares outstanding:
Basic	154.8	154.9	155.1	154.9
Diluted (including Subco Units)	164.5	165.2	164.7	159.4

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income	$1,920	$1,527	$6,288	$4,707
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(27)	(43)	(138)	620
Comprehensive income (loss)	1,893	1,484	6,150	5,327
Less:
Comprehensive income (loss) attributable to NCI - CIPs	181	134	222	211
Comprehensive income (loss) attributable to NCI - Subco	80	70	281	70
Comprehensive income attributable to BlackRock, Inc.	$1,632	$1,280	$5,647	$5,046

(1)
Amounts related to the gains (losses) from a net investment hedge for the three months ended September 30, 2026 and 2025 were not material. Amounts for the nine months ended September 30, 2026 and 2025 include a gain from a net investment hedge of $29 million (net of tax expense of $9 million) and a loss from a net investment hedge of $103 million (net of tax benefit of $24 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2026

	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity			Total Permanent Equity
						Nonredeemable			Redeemable / Temporary Equity
(in millions, except per share data)						NCI - CIPs	NCI - Subco		NCI - CIPs	NCI - Subco
December 31, 2025	$19,750	$37,899	$(545)	$(1,216)	$55,888	$227	$—	$56,115	$2,636	$2,791
Net income	—	5,785	—	—	5,785	12	80	5,877	210	201
Dividends/distributions declared ($17.19 per share/Subco Unit)	—	(2,708)	—	—	(2,708)	—	(43)	(2,751)	—	(86)
Reclassification - expiration of HPS cash settlement provision(2)	—	—	—	—	—	—	5,408	5,408	—	(2,828)
Stock-based compensation	911	—	—	—	911	—	—	911	—	—
Issuance of common shares related to employee stock transactions	(939)	—	—	1,088	149	—	—	149	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(389)	(389)	—	—	(389)	—	—
Shares/Subco Units repurchased	(111)	—	—	(1,287)	(1,398)	—	—	(1,398)	—	(52)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	93	—	93	3,709	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	22	—	22	(2,705)	—
Other comprehensive income (loss)	—	—	(138)	—	(138)	—	—	(138)	—	—
Change in BlackRock, Inc.'s ownership interest	28	—	3	—	31	—	(5)	26	—	(26)
September 30, 2026	$19,639	$40,976	$(680)	$(1,804)	$58,131	$354	$5,440	$63,925	$3,850	$—

(1)
Amounts include $2 million of common stock at both September 30, 2026 and December 31, 2025.
(2)
Amounts include reclassifications in connection with the acquisition of HPS Investment Partners ("HPS") on July 1, 2025 ("the HPS Transaction"), consisting of (i) the reclassification of $2.8 billion of NCI - Subco from temporary equity (redeemable NCI) to permanent equity (nonredeemable NCI), and (ii) the reclassification to NCI - Subco (nonredeemable) of a portion of a contingent consideration liability ($2.6 billion as of July 1, 2026), settleable in Subco Units and subject to the achievement of certain conditions. The reclassifications resulted from the July 1, 2026 expiration of a contractual provision that could have required cash settlement of the Subco Units. See Note 2, Significant Accounting Policies, Note 8, Fair Value Disclosures, and Note 15, Commitments and Contingencies, for additional information on the contingent consideration related to HPS.

For the Three Months Ended September 30, 2026

	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity			Total Permanent Equity
						Nonredeemable			Redeemable / Temporary Equity
(in millions, except per share data)						NCI - CIPs	NCI - Subco		NCI - CIPs	NCI - Subco
June 30, 2026	$19,416	$40,205	$(653)	$(1,355)	$57,613	$227	$—	$57,840	$3,872	$2,828
Net income	—	1,659	—	—	1,659	5	80	1,744	176	—
Dividends/distributions declared ($5.73 per share/Subco Unit)	—	(888)	—	—	(888)	—	(43)	(931)	—	—
Reclassification - expiration of HPS cash settlement provision(2)	—	—	—	—	—	—	5,408	5,408	—	(2,828)
Stock-based compensation	290	—	—	—	290	—	—	290	—	—
Issuance of common shares related to employee stock transactions	(72)	—	—	119	47	—	—	47	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(18)	(18)	—	—	(18)	—	—
Shares/Subco Units repurchased	—	—	—	(550)	(550)	—	—	(550)	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	100	—	100	1,166	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	22	—	22	(1,364)	—
Other comprehensive income (loss)	—	—	(27)	—	(27)	—	—	(27)	—	—
Change in BlackRock, Inc.'s ownership interest	5	—	—	—	5	—	(5)	—	—	—
September 30, 2026	$19,639	$40,976	$(680)	$(1,804)	$58,131	$354	$5,440	$63,925	$3,850	$—

(1)
Amounts include $2 million of common stock at both September 30, 2026 and June 30, 2026.
(2)
Amounts include reclassifications in connection with the HPS Transaction, consisting of (i) the reclassification of $2.8 billion of NCI - Subco from temporary equity (redeemable NCI) to permanent equity (nonredeemable NCI), and (ii) the reclassification to NCI - Subco (nonredeemable) of a portion of a contingent consideration liability ($2.6 billion as of July 1, 2026), settleable in Subco Units and subject to the achievement of certain conditions. The reclassifications resulted from the July 1, 2026 expiration of a contractual provision that could have required cash settlement of the Subco Units. See Note 2, Significant Accounting Policies, Note 8, Fair Value Disclosures, and Note 15, Commitments and Contingencies, for additional information on the contingent consideration related to HPS.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable NCI - CIPs	Total Permanent Equity	Redeemable NCI / Temporary Equity - CIPs	Redeemable NCI / Temporary Equity - Subco
December 31, 2024	$13,448	$35,611	$(1,178)	$(386)	$47,495	$169	$47,664	$1,691	$—
Net income	—	4,426	—	—	4,426	—	4,426	211	70
Dividends/distributions declared ($15.63 per share/Subco Unit)	—	(2,456)	—	—	(2,456)	—	(2,456)	—	(41)
Stock-based compensation	886	—	—	—	886	—	886	—	—
Issuance of common shares related to employee stock transactions	(119)	—	—	293	174	—	174	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(312)	(312)	—	(312)	—	—
Issuance of Subco Units/common shares in connection with acquisitions	5,734	—	—	—	5,734	—	5,734	—	2,981
Shares/Subco Units repurchased	(257)	—	—	(750)	(1,007)	—	(1,007)	—	(118)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	2,998	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	45	45	(1,684)	—
Other comprehensive income (loss)	—	—	620	—	620	—	620	—	—
Other	(41)	—	—	—	(41)	—	(41)	—	12
September 30, 2025	$19,651	$37,581	$(558)	$(1,155)	$55,519	$216	$55,735	$3,216	$2,904

(1)
Amounts include $2 million of common stock at both September 30, 2025 and December 31, 2024.

For the Three Months Ended September 30, 2025

(in millions, except per share data)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable NCI - CIPs	Total Permanent Equity	Redeemable NCI / Temporary Equity - CIPs	Redeemable NCI / Temporary Equity - Subco
June 30, 2025	$13,873	$37,068	$(515)	$(1,285)	$49,141	$165	$49,306	$2,296	$—
Net income	—	1,323	—	—	1,323	2	1,325	132	70
Dividends/distributions declared ($5.21 per share/Subco Unit)	—	(810)	—	—	(810)	—	(810)	—	(41)
Stock-based compensation	419	—	—	—	419	—	419	—	—
Issuance of common shares related to employee stock transactions	(77)	—	—	139	62	—	62	—	—
Employee tax withholdings related to employee stock transactions	—	—	—	(9)	(9)	—	(9)	—	—
Issuance of Subco Units/common shares in connection with acquisitions	5,734	—	—	—	5,734	—	5,734	—	2,981
Shares/Subco Units repurchased	(257)	—	—	—	(257)	—	(257)	—	(118)
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	1,280	—
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	45	45	(492)	—
Other comprehensive income (loss)	—	—	(43)	—	(43)	—	(43)	—	—
Other	(41)	—	—	—	(41)	—	(41)	—	12
September 30, 2025	$19,651	$37,581	$(558)	$(1,155)	$55,519	$216	$55,735	$3,216	$2,904

(1)
Amounts include $2 million of common stock at both September 30, 2025 and June 30, 2025.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Operating activities
Net income	$6,288	$4,707
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,151	757
Noncash lease expense	130	104
Stock-based compensation	911	886
Deferred income tax expense (benefit)	(229)	(238)
Change in fair value of contingent consideration	26	265
Other investment gains	(206)	(360)
Net (gains) losses within CIPs	(382)	(419)
Net (purchases) proceeds within CIPs	(3,886)	(3,344)
(Earnings) losses from equity method investees	(180)	(48)
Distributions of earnings from equity method investees	172	155
Changes in operating assets and liabilities:
Accounts receivable	(638)	(265)
Investments, trading	251	139
Other assets	(1,948)	(2,666)
Accrued compensation and benefits	(405)	(391)
Accounts payable and accrued liabilities	230	(21)
Other liabilities	1,668	2,389
Net cash provided by/(used in) operating activities	2,953	1,650
Investing activities
Purchases of investments	(1,214)	(1,144)
Proceeds from sales and maturities of investments	341	467
Distributions of capital from equity method investees	175	297
Net consolidations (deconsolidations) of sponsored investment funds	(68)	(85)
Acquisitions, net of cash acquired	(15)	(3,496)
Purchases of property and equipment	(316)	(245)
Net cash provided by/(used in) investing activities	(1,097)	(4,206)
Financing activities
Repayments of long-term borrowings	—	(796)
Proceeds from long-term borrowings	—	1,080
Dividends/Subco distributions paid	(2,837)	(2,497)
Proceeds from stock options exercised	127	153
Shares/Subco Units repurchased	(1,839)	(1,437)
Net proceeds from (repayments of) borrowings by CIPs	403	(44)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	3,802	3,000
Other financing activities	(29)	2
Net cash provided by/(used in) financing activities	(373)	(539)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	317
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,409	(2,778)
Cash, cash equivalents and restricted cash, beginning of period	11,490	12,779
Cash, cash equivalents and restricted cash, end of period	$12,899	$10,001
Supplemental schedule of noncash investing and financing transactions:
Issuance of common shares related to employee stock transactions	$939	$119
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(2,683)	$(1,639)
Issuance of Subco Units/common shares in connection with acquisitions	$—	$8,715
Established contingent consideration liabilities in connection with acquisitions	$—	$3,413

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

The interim financial information at September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Accounting for Internal-Use Software Costs. In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to Accounting for Internal-Use Software ("ASU 2025-06"), to better align the guidance (1) for development of software to be sold via software as a service and software to be sold via license by introducing new capitalization considerations and (2) with agile software development by eliminating the existing software project staging guidance. ASU 2025-06 is effective for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-06 to have a material impact on BlackRock's condensed consolidated financial statements.

Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. On September 9, 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions ("ASU 2026-03"), which requires investment companies to consider the effect of a contractual sale restriction when measuring an equity security’s fair value. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2026-03 on its condensed consolidated financial statements.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At September 30, 2026 and December 31, 2025, the fair value of loaned securities held by separate accounts was approximately $11.6 billion and $13.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $12.5 billion and $14.4 billion, respectively, of which approximately $5.5 billion as of September 30, 2026 and $7.9 billion as of December 31, 2025 was recognized on the condensed consolidated statements of financial condition. During the nine months ended September 30, 2026 and 2025, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

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

Noncontrolling Interests. NCI primarily consists of third-party ownership interests in the Company’s CIPs and Subco Units issued in connection with the HPS Transaction. See Note 3, Acquisitions, herein for more information on the HPS Transaction. NCI - Subco is measured based on the Subco Units' proportionate ownership in Subco except for the contingent consideration described below.

Nonredeemable NCI is classified as a component of permanent equity in the condensed consolidated statements of financial condition. NCI that is redeemable at the option of the holders is classified as temporary equity at estimated redemption value, or carrying value if it is not probable that it will become redeemable. Temporary equity is reclassified to permanent equity when (i) NCI is no longer redeemable at the option of the holders, or (ii) contractual provisions that may require the Company to settle an amount in cash expire. On July 1, 2026, a contractual provision that could have required cash settlement of the Subco Units expired. Accordingly, in the third quarter of 2026, the Company reclassified NCI - Subco from temporary equity (redeemable NCI) to permanent equity (nonredeemable NCI).

The Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders in the condensed consolidated statements of income.

In addition, as a result of the expiration of the cash settlement provision for Subco Units on July 1, 2026, the Company reclassified to equity the portion of the HPS Transaction contingent consideration that is settleable in Subco Units, subject to the achievement of the specified post-closing conditions. This amount is presented as a component of nonredeemable NCI - Subco, and Subco's net income (loss) is not allocated to this component of NCI - Subco.

3. Acquisitions

HPS Investment Partners

On July 1, 2025, BlackRock completed the acquisition of 100% of the business and assets of HPS, a leading global credit investment manager, with substantially all consideration paid in Subco Units. Concurrent with the acquisition, BlackRock Finance, Inc., Global Infrastructure Management, LLC ("GIP"), HPS, and their respective subsidiaries became wholly owned subsidiaries of Subco. The HPS Transaction positioned the Company to provide an integrated private credit platform with both public and private income solutions for clients across their whole portfolios.

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

In addition, as part of the purchase consideration, a contingent consideration payment, all in Subco Units, may be due subject to the achievement of certain post-closing conditions and financial performance milestones. The contingent consideration, if any, ranges from approximately 2.8 million to 4.4 million Subco Units and is expected to be payable approximately five years following the closing of the HPS Transaction. The fair value of the contingent consideration payment, which was determined using the income approach with the assistance of a third-party valuation specialist, was $3.4 billion at close, and was recorded within contingent consideration liabilities in the condensed consolidated statements of financial condition. Certain significant inputs were used to determine the fair value, including assumptions on discount rates as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs). On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. Accordingly, during the third quarter of 2026, the Company reclassified a portion of the contingent consideration, consisting of a fixed amount of 2.8 million Subco Units (with a fair value of approximately $2.6 billion as of July 1, 2026), from liabilities to NCI (nonredeemable). The remaining contingent consideration remains classified within contingent consideration liabilities because the number of units to be delivered is contingent upon the achievement of financial performance milestones. See Note 2, Significant Accounting Policies, Note 8, Fair Value Disclosures, and Note 15, Commitments and Contingencies, for additional information on the contingent consideration related to HPS.

In addition, at the time of close, the Company granted incentive retention awards to certain employees of approximately 680,000 Restricted Stock Units ("RSUs") that vest in increasing yearly increments over five years valued at $675 million and approximately 270,000 RSUs valued at $260 million that cliff vested 100% at December 31, 2025. See Note 17, Stock-Based Compensation, for additional information on the incentive retention awards issued in connection with the HPS Transaction.

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

Nine Months Ended
(Unaudited) (in millions)	September 30, 2025
Total revenue	$17,976
Net income attributable to BlackRock, Inc.	$4,353

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

	September 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$12,877	$11,468
Restricted cash included in other assets	22	22
Total cash, cash equivalents and restricted cash	$12,899	$11,490

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2026	2025
Debt securities:
Trading securities (including $3,330 and $2,782 held by CIPs at September 30, 2026 and December 31, 2025, respectively)(1)	$3,330	$2,789
Held-to-maturity investments	468	507
Total debt securities	3,798	3,296
Equity securities at FVTNI (including $2,200 and $1,681 held by CIPs at September 30, 2026 and December 31, 2025, respectively)(1)	3,181	2,282
Equity method investments:
Equity method investments(2)	2,114	1,833
Investments related to deferred cash compensation plans(1)	455	300
Total equity method investments	2,569	2,133
CLOs held at fair value	537	568
Federal Reserve Bank stock(3)	88	87
Carried interest(4)	3,690	3,710
Other investments (including $1,265 and $1,014 held by CIPs at September 30, 2026 and December 31, 2025, respectively)(5)	1,521	1,195
Total investments	$15,384	$13,271

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans. Amounts related to deferred cash compensation plans included within debt securities comprised $27 million as of September 30, 2026, and amounts included within equity securities held at fair value recorded through net income ("FVTNI") comprised $13 million and $37 million at September 30, 2026 and December 31, 2025, respectively.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2026, $27 million mature between one and five years, $194 million mature between five and ten years and $247 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2026		December 31, 2025
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,538	$1,536	$1,153	$1,185
Government debt	676	670	430	430
Asset/mortgage-backed debt	1,124	1,124	1,185	1,174
Total trading debt securities	$3,338	$3,330	$2,768	$2,789
Equity securities at FVTNI:
Equity securities/mutual funds	$2,928	$3,181	$2,049	$2,282

6. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIEs or voting rights entities (“VREs”). The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time provide financial support to certain sponsored investment products. Capital support may be in the form of investments, derivatives, loan or contingent investment commitments, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the general credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2026			December 31, 2025
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$306	$481	$787	$428	$33	$461
Investments:
Trading debt securities	2,310	1,020	3,330	2,350	432	2,782
Equity securities at FVTNI	1,968	232	2,200	1,537	144	1,681
Other investments	1,184	81	1,265	946	68	1,014
Carried interest	3,637	—	3,637	3,654	—	3,654
Total investments	9,099	1,333	10,432	8,487	644	9,131
Other assets	63	20	83	76	111	187
Other liabilities(2)	(3,769)	(929)	(4,698)	(4,052)	(60)	(4,112)
Noncontrolling interest - CIPs	(3,756)	(351)	(4,107)	(2,521)	(236)	(2,757)
BlackRock's net interest in CIPs	$1,943	$554	$2,497	$2,418	$492	$2,910

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both September 30, 2026 and December 31, 2025, other liabilities of VIEs primarily include deferred carried interest liabilities and other liabilities held by a CIP.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Nonoperating net gain (loss) on consolidated VIEs	$218	$202	$311	$358

Net income (loss) attributable to NCI on consolidated VIEs	$169	$126	$201	$205

7. Variable Interest Entities

Nonconsolidated VIEs. At September 30, 2026 and December 31, 2025, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs in which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
September 30, 2026
Sponsored investment products	$2,999	$123	$(12)	$3,139
December 31, 2025
Sponsored investment products	$2,325	$101	$(12)	$2,443

(1)
At both September 30, 2026 and December 31, 2025, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $73 billion and $53 billion at September 30, 2026 and December 31, 2025, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2026
Assets:
Investments
Debt securities:
Trading securities	$—	$3,302	$28	$—	$—	$3,330
Held-to-maturity investments	—	—	—	—	468	468
Total debt securities	—	3,302	28	—	468	3,798
Equity securities at FVTNI:
Equity securities/mutual funds	3,160	—	21	—	—	3,181
Equity method:
Equity, fixed income, and multi-asset mutual funds	229	160	—	—	—	389
Hedge funds/funds of hedge funds/other	—	—	—	423	—	423
Private equity funds	—	—	—	453	—	453
Real assets funds	—	—	—	849	—	849
Investments related to deferred cash compensation plans	—	—	—	455	—	455
Total equity method	229	160	—	2,180	—	2,569
CLOs held at fair value	—	476	61	—	—	537
Federal Reserve Bank stock	—	—	—	—	88	88
Carried interest	—	—	—	—	3,690	3,690
Other investments	1	—	—	1,333	187	1,521
Total investments	3,390	3,938	110	3,513	4,433	15,384
Other assets(3)	249	5	117	—	—	371
Separate account assets	42,623	21,884	—	—	549	65,056
Separate account collateral held under securities lending agreements:
Equity securities	3,650	—	—	—	—	3,650
Debt securities	—	1,815	—	—	—	1,815
Total separate account collateral held under securities lending agreements	3,650	1,815	—	—	—	5,465
Total	$49,912	$27,642	$227	$3,513	$4,982	$86,276
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,650	$1,815	$—	$—	$—	$5,465
Contingent consideration liabilities	—	—	5,858	—	—	5,858
Other liabilities(4)	—	485	—	—	—	485
Total	$3,650	$2,300	$5,858	$—	$—	$11,808

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount primarily includes minority investments in publicly traded companies. Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
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

Level 3 Assets. Level 3 assets predominantly include investments in CLOs and corporate minority private debt investments. Investments in CLOs were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value and other valuation techniques. For investments utilizing a discounted cash flow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2026 and December 31, 2025.

Level 3 Liabilities. Level 3 liabilities include contingent consideration liabilities related to certain acquisitions, valued primarily using an income approach, which includes using unobservable market data inputs, or other valuation techniques.

At September 30, 2026 and December 31, 2025, the contingent consideration liability related to the acquisition of Global Infrastructure Management, LLC in October 2024 (the "GIP Transaction") was estimated using the income approach, with certain significant inputs including risk-free discount rates of approximately 4.9% and 3.5%, respectively, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs). At September 30, 2026 and December 31, 2025, the contingent consideration liability related to the HPS Transaction was estimated using the income approach, with certain significant inputs including a risk-free discount rate of approximately 5.0% and 3.7%, respectively, as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and future stock price performance (Level 3 inputs). Accordingly, changes in key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period until the contingency is resolved.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2026

(in millions)	June 30, 2026	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements	Transfers into Level 3	Transfers out of Level 3	September 30, 2026	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$46	$—	$4	$—	$—	$—	$(22)	$28	$—
Equity securities/mutual funds	24	2	9	—	—	—	(14)	21	2
CLOs held at fair value	56	5	1	(7)	—	6	—	61	5
Total investments	126	7	14	(7)	—	6	(36)	110	7
Other assets	149	(4)	—	—	(28)	—	—	117	(4)
Total assets	$275	$3	$14	$(7)	$(28)	$6	$(36)	$227	$3

(in millions)	June 30, 2026	Realized and Unrealized (Gains) Losses(2)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2026	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$7,875	$563	$—	$—	$(2,580)	$—	$—	$5,858	$563

(1)
Issuances and other settlements amounts include reclassification to NCI - Subco of a portion of contingent consideration liability related to the HPS Transaction. See Condensed Consolidated Statements of Changes in Equity and Note 2, Significant Accounting Policies, for more information.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)
Amount includes changes in fair value of contingent consideration recorded within expense on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2026

(in millions)	December 31, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements	Transfers into Level 3	Transfers out of Level 3	September 30, 2026	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$62	$(26)	$—	$7	$(22)	$28	$—
Equity securities/mutual funds	136	6	15	(136)	—	14	(14)	21	6
CLOs held at fair value	73	3	4	(22)	—	8	(5)	61	(1)
Total investments	216	9	81	(184)	—	29	(41)	110	5
Other assets	151	(6)	—	—	(28)	—	—	117	(6)
Total assets	$367	$3	$81	$(184)	$(28)	$29	$(41)	$227	$(1)

(in millions)	December 31, 2025	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2026	Total Net Unrealized (Gains) Losses Included in Earnings(2)(3)
Liabilities:
Contingent consideration liabilities	$8,429	$22	$—	$—	$(2,593)	$—	$—	$5,858	$22

(1)
Issuances and other settlements amounts include reclassification to NCI - Subco of a portion of contingent consideration liability related to the HPS Transaction. See Condensed Consolidated Statements of Changes in Equity and Note 2, Significant Accounting Policies, for more information.

(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)
Amount includes changes in fair value of contingent consideration recorded within expense on the condensed consolidated statements of income.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2025

(in millions)	June 30, 2025	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$—	$—	$—	$—	$—	$7	$—
Loans	$96	$1	$—	$(96)	$—	$—	$(1)	$—	$—
CLOs held at fair value	68	(1)	1	—	21	—	—	89	(1)
Total investments	171	—	1	(96)	21	—	(1)	96	(1)
Other assets	164	2	—	—	—	—	(16)	150	2
Total assets	$335	$2	$1	$(96)	$21	$—	$(17)	$246	$1

(in millions)	June 30, 2025	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,472	$93	$—	$—	$3,413	$—	$—	$7,978	$93
Other liabilities	97	(1)	—	—	(15)	—	—	81	(1)
Total liabilities	$4,569	$92	$—	$—	$3,398	$—	$—	$8,059	$92

(1)
Issuances and other settlements amounts include acquired investments in CLOs and a contingent liability primarily related to the HPS Transaction. In addition, issuances and other settlements include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2025

(in millions)	December 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Trading debt securities	$7	$—	$—	$—	$—	$—	$—	$7	$—
Loans	$135	$(8)	$15	$(142)	$—	$—	$—	$—	$—
CLOs held at fair value	72	(6)	6	(3)	21	—	(1)	89	(6)
Total investments	214	(14)	21	(145)	21	—	(1)	96	(6)
Other assets	149	17	—	—	—	—	(16)	150	17
Total assets	$363	$3	$21	$(145)	$21	$—	$(17)	$246	$11

(in millions)	December 31, 2024	Realized and Unrealized (Gains) Losses	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2025	Total Net Unrealized (Gains) Losses Included in Earnings(2)
Liabilities:
Contingent consideration liabilities	$4,302	$274	$—	$—	$3,402	$—	$—	$7,978	$274
Other liabilities	129	(4)	—	—	(44)	—	—	81	(4)
Total liabilities	$4,431	$270	$—	$—	$3,358	$—	$—	$8,059	$270

(1)
Issuances and other settlements amounts include acquired investments in CLOs and a contingent liability primarily related to the HPS Transaction, a contingent liability payment related to a previous acquisition, and repayments of borrowings of a consolidated CLO.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2026 and December 31, 2025, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial assets(1):
Cash and cash equivalents	$12,877	$12,877	$11,468	$11,468	Level 1	(2)(3)
Other assets	$176	$176	$103	$103	Level 1	(2)(4)

Financial liabilities:
Long-term borrowings	$12,740	$11,735	$12,768	$12,546	Level 2	(5)
Other liabilities	$661	$661	$302	$302	Level 2	(6)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents, other than money market funds, are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At September 30, 2026 and December 31, 2025, approximately $5.1 billion and $5.3 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At September 30, 2026 and December 31, 2025, other assets included cash collateral of approximately $154 million and $81 million, respectively. See Note 9, Derivatives and Hedging, for further information on derivatives held by the Company. In addition, other assets included $22 million of restricted cash at both September 30, 2026 and December 31, 2025.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of September 2026 and December 2025, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.
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

September 30, 2026
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$423	$174	Daily/Monthly (1%) Quarterly (13%) N/R (86%)	1 – 90 days
Private equity funds	(b)	453	214	N/R	N/R
Real assets funds	(c)	849	1,680	Quarterly (4%) N/R (96%)	60 days
Investments related to deferred cash compensation plans	(d)	455	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	148	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	601	92	N/R	N/R
Private equity funds	(e)	266	22	N/R	N/R
Hedge funds/other	(a)	318	34	Quarterly (87%) N/R (13%)	60 – 90 days
Total		$3,513	$2,216

December 31, 2025
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$446	$150	Quarterly (12%) N/R (88%)	1 – 90 days
Private equity funds	(b)	510	225	N/R	N/R
Real assets funds	(c)	524	1,870	Quarterly (7%) N/R (93%)	60 days
Investments related to deferred cash compensation plans	(d)	300	—	Monthly	1 – 90 days
Other investments:
Private credit funds	(a)	140	—	Quarterly	30 days
Consolidated sponsored investment products:
Real assets funds	(c)	372	29	N/R	N/R
Private equity funds	(e)	181	34	N/R	N/R
Hedge funds/other	(a)	385	48	Quarterly (89%) N/R (11%)	60 – 90 days
Total		$2,858	$2,356

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2026 and December 31, 2025.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2026 and December 31, 2025.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2026 and December 31, 2025.
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

Fair Value Option

At September 30, 2026 and December 31, 2025, the Company elected the fair value option for certain investments in CLOs of approximately $537 million and $568 million, respectively, reported within investments on the condensed consolidated statements of financial condition.

9. Derivatives and Hedging

The Company maintains a program to enter into exchange-traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange-traded futures related to this macro hedging strategy with aggregate notional values of approximately $2.0 billion and $1.7 billion at September 30, 2026 and December 31, 2025, with expiration dates during the fourth and first quarter of 2026, respectively.

In addition, the Company enters into exchange-traded futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At September 30, 2026 and December 31, 2025, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $332 million and $231 million, with expiration dates during the fourth and first quarter of 2026, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of September 30, 2026 and December 31, 2025.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. The Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.0 billion at both September 30, 2026 and December 31, 2025, with expiration dates during the fourth and first quarter of 2026, respectively.

At both September 30, 2026 and December 31, 2025, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2026 and December 31, 2025:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	September 30, 2026	December 31, 2025	Statement of Financial Condition Classification	September 30, 2026	December 31, 2025
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$5	$10	Other liabilities	$17	$1

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Income	2026	2025	2026	2025
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative instruments
Exchange-traded futures(1)	Net gain (loss) on investments	$(18)	$(68)	$(97)	$(170)
Forward foreign currency exchange contracts	General and administration expense	(6)	(34)	(23)	74
Total gain (loss) from derivative instruments		$(24)	$(102)	$(120)	$(96)

(1)
Amounts for the three months ended September 30, 2026 and 2025 include $17 million and $81 million of losses, respectively, on futures used in a macro hedging strategy of seed investments, and $1 million of losses and $13 million of gains, respectively, on futures used to economically hedge certain deferred cash compensation plans. Amounts for the nine months ended September 30, 2026 and 2025 include $117 million and $196 million of losses, respectively, on futures used in a macro hedging strategy of seed investments, and $20 million and $26 million of gains, respectively, on futures used to economically hedge certain deferred cash compensation plans.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2026 and 2025.

See Note 14, Borrowings in this filing and Note 15, Borrowings, in the 2025 Form 10-K, for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the nine months ended September 30, 2026 was as follows:

(in millions)
December 31, 2025	$35,283
Goodwill adjustment related to HPS(1)	(94)
Other	15
September 30, 2026	$35,204

(1)
Amount relates to a purchase price allocation adjustment related to deferred income tax liabilities during the second quarter of 2026.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2025	$20,428	$7,540	$27,968
Amortization expense	—	(829)	(829)
September 30, 2026	$20,428	$6,711	$27,139

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Lease cost:
Operating lease cost(1)	$66	$59	$197	$164
Variable lease cost(2)	20	18	65	51
Total lease cost	$86	$77	$262	$215

(1)
Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2026 and 2025.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right of use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$160	$150

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$128	$478

	September 30,		December 31,
	2026		2025
Lease term and discount rate:
Weighted-average remaining lease term	12	years	13	years
Weighted-average discount rate	4%		4%

13. Other Assets

The Company records certain corporate investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At both September 30, 2026 and December 31, 2025, the Company had $1.6 billion of corporate equity method investments, recorded within other assets. At September 30, 2026 and December 31, 2025, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 21% and 22%, respectively. The carrying value of the Company's interest at both September 30, 2026 and December 31, 2025 was $0.7 billion. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At September 30, 2026 and December 31, 2025, the Company had $1.2 billion and $0.8 billion, respectively, of other non-equity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in the value of the equity securities are recorded in nonoperating income (expense), and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2025 Form 10-K for further information.

14. Borrowings

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2026. At September 30, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At September 30, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a consolidated wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at September 30, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2026, there was no amount outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2026 were as follows:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.20% Notes due 2027(2)	$700	$—	$700	$695
4.60% Notes due 2027	800	(1)	799	798
4.70% Notes due 2029	500	(1)	499	494
3.25% Notes due 2029(2)	1,000	(4)	996	951
2.40% Notes due 2030(2)	1,000	(2)	998	900
1.90% Notes due 2031(2)	1,250	(5)	1,245	1,078
2.10% Notes due 2032(2)	1,000	(8)	992	836
4.75% Notes due 2033(2)	1,250	(13)	1,237	1,186
5.00% Notes due 2034	1,000	(6)	994	950
4.90% Notes due 2035	500	(5)	495	468
3.75% Notes due 2035	1,136	(7)	1,129	1,083
5.25% Notes due 2054	1,500	(30)	1,470	1,268
5.35% Notes due 2055	1,200	(14)	1,186	1,028
Total long-term borrowings	$12,836	$(96)	$12,740	$11,735

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

15. Commitments and Contingencies

Investment Commitments. At September 30, 2026, the Company had $2.6 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party NCI holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing conditions. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2026 totaled $5.9 billion, including $4.75 billion and $0.9 billion related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company reclassified a portion of the contingent consideration, consisting of a fixed amount of 2.8 million Subco Units (with a fair value of approximately $2.6 billion), from liabilities to NCI (nonredeemable).

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2026 and subject to this type of indemnification was approximately $441 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $474 billion were held as collateral for indemnified securities on loan at September 30, 2026. The fair value of these indemnifications was not material at September 30, 2026.

16. Revenue

The table below presents details of revenue for the three and nine months ended September 30, 2026 and 2025, and includes the product type mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$658	$557	$1,877	$1,582
ETFs	2,134	1,597	5,916	4,347
Equity subtotal	2,792	2,154	7,793	5,929
Fixed income:
Active	550	513	1,620	1,492
ETFs	464	393	1,341	1,111
Fixed income subtotal	1,014	906	2,961	2,603
Active multi-asset	405	344	1,163	969
Alternatives:
Private markets	668	653	1,965	1,687
Liquid alternatives	240	178	649	485
Alternatives subtotal	908	831	2,614	2,172
Non-ETF index	399	353	1,126	973
Digital assets, commodities and multi-asset ETFs(1)	164	140	506	340
Long-term	5,682	4,728	16,163	12,986
Cash management	354	318	1,037	915
Total investment advisory, administration fees and securities lending revenue(2)	6,036	5,046	17,200	13,901
Investment advisory performance fees:
Equity	21	14	103	36
Fixed income	—	—	5	14
Multi-asset	9	2	23	12
Alternatives:
Private markets	191	298	560	361
Liquid alternatives	409	202	516	247
Alternatives subtotal	600	500	1,076	608
Total investment advisory performance fees	630	516	1,207	670
Technology services and subscription revenue	588	515	1,684	1,450
Distribution fees	414	355	1,198	996
Advisory and other revenue:
Advisory	10	12	30	39
Other	74	65	215	152
Total advisory and other revenue	84	77	245	191
Total revenue	$7,752	$6,509	$21,534	$17,208

(1)
Amounts include commodity ETFs and exchange-traded products.
(2)
Amounts include securities lending revenue of $253 million and $203 million for the three months ended September 30, 2026 and 2025, respectively, and $671 million and $531 million for the nine months ended September 30, 2026 and 2025, respectively.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
By client type:
Retail	$1,396	$1,177	$3,982	$3,291
ETFs	2,762	2,130	7,763	5,798
Institutional:
Active	1,231	1,149	3,581	3,146
Index	293	272	837	751
Institutional subtotal	1,524	1,421	4,418	3,897
Long-term	5,682	4,728	16,163	12,986
Cash management	354	318	1,037	915
Total	$6,036	$5,046	$17,200	$13,901

By investment style:
Active	$2,521	$2,245	$7,274	$6,215
ETFs	2,762	2,130	7,763	5,798
Non-ETF index	399	353	1,126	973
Long-term	5,682	4,728	16,163	12,986
Cash management	354	318	1,037	915
Total	$6,036	$5,046	$17,200	$13,901

Investment Advisory and Administration Fees and Technology Services and Subscription Revenue – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees and technology services and subscription revenue expected to be recognized in the future related to the unsatisfied portion of performance obligations at September 30, 2026 and 2025:

September 30, 2026

	Remainder of
(in millions)	2026	2027	2028	2029	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$114	$430	$236	$50	$41	$871
Technology services and subscription revenue(2)(3)	$77	$219	$140	$86	$99	$621

September 30, 2025

	Remainder of
(in millions)	2025	2026	2027	2028	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$133	$488	$458	$229	$43	$1,351
Technology services and subscription revenue(2)(3)	$64	$167	$94	$52	$73	$450

(1)
Investment advisory and administration fees include management fees related to certain private markets products, which are determined based on known contractual committed capital outstanding at September 30, 2026 and 2025. Revenue attributed to future periods could be subject to change due to a change in business activities (e.g., post-investment period) and actual amounts could differ from amounts disclosed.
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

In addition to amounts disclosed in the tables above, certain technology services and subscription contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2026, the estimated fixed minimum fees for the remainder of the year approximated $355 million. The term for these contracts, which are either in their initial or renewal period, generally ranges from one to five years.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$3,521	$2,100	$3,515	$1,860
Acquisition(1)	—	1,441	—	1,441
Net increase (decrease) in unrealized allocations	93	92	262	400
Performance fee revenue recognized	(114)	(193)	(277)	(261)
Ending balance	$3,500	$3,440	$3,500	$3,440

(1)
Amount for 2025 includes deferred carried interest acquired in connection with the HPS Transaction. See Note 3, Acquisitions, for information on the HPS Transaction.

Change in Technology Services and Subscription Deferred Revenue Liability

The table below presents changes in the technology services and subscription deferred revenue liability for the three and nine months ended September 30, 2026 and 2025, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$263	$242	$260	$124
Acquisition(1)	—	—	—	19
Additions(2)	79	67	189	156
Revenue recognized that was included in the beginning balance	(75)	(77)	(182)	(67)
Ending balance	$267	$232	$267	$232

(1)
Amount for 2025 includes deferred revenue acquired in connection with the Preqin Transaction, net of revenue recognized. See Note 3, Acquisitions, for information on the Preqin Transaction.
(2)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock Units

Time-Based RSUs

RSU activity for the nine months ended September 30, 2026 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	3,237,707	$896.41
Granted	640,293	$1,160.44
Converted	(631,414)	$816.25
Forfeited	(133,952)	$917.10
September 30, 2026	3,112,634	$966.09

In January 2026, pursuant to the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan (the "Award Plan"), the Company granted as part of the 2025 annual incentive compensation approximately 342,000 RSUs to employees that vest ratably over three years from the grant date and approximately 183,000 RSUs to employees that cliff vest 100% on January 31, 2029. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. For certain incentive retention RSUs, which were granted in connection with the HPS Transaction in July 2025, and which are subject to a mandatory holding period post vesting, the grant-date fair value was discounted for the lack of marketability. For certain incentive retention RSUs, which were granted in connection with the GIP Transaction in October of 2024, and which are not entitled to participate in dividends until they vest, the grant-date fair value was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The grant-date fair market value of RSUs granted to employees during the nine months ended September 30, 2026 was $743 million.

At September 30, 2026, the intrinsic value of outstanding RSUs was $3.3 billion, reflecting a closing stock price of $1,058.

At September 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $1.3 billion. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.8 years.

Performance-Based RSUs

Performance-based RSU activity for the nine months ended September 30, 2026 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value	Performance- Based RSUs in Connection with the GIP Transaction	Weighted- Average Grant Date Fair Value	Total Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2025	478,236	$848.08	199,744	$845.89	677,980	$847.43
Granted	137,429	$1,170.18	—	$—	137,429	$1,170.18
Additional shares due to attainment of performance measures	24,996	$743.60	—	$—	24,996	$743.60
Converted	(175,588)	$743.60	—	$—	(175,588)	$743.60
Forfeited	(3,790)	$914.57	(27,094)	$845.48	(30,884)	$853.96
September 30, 2026	461,283	$977.60	172,650	$845.95	633,933	$941.75

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

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The incentive retention performance-based RSUs granted in connection with the GIP Transaction in October 2024 are not entitled to participate in dividends until they vest, hence the grant-date fair value of the awards was reduced by the present value of the dividends expected to be paid on the common shares during the vesting period (present value was determined using a risk-free interest rate). The total grant-date fair market value of performance-based RSUs granted (including impact of additional shares due to attainment of performance measures) to employees during the nine months ended September 30, 2026 was $179 million.

At September 30, 2026, the intrinsic value of outstanding performance-based RSUs was $671 million, reflecting a closing stock price of $1,058.

At September 30, 2026, total unrecognized stock-based compensation expense related to unvested performance-based awards was $319 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Stock Options

Stock option activity and ending balances for the nine months ended September 30, 2026 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
Outstanding at	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
December 31, 2025	300,356	$513.50	678,732	$673.58	281,377	$673.58
Exercised	(246,714)	$513.50	—	$—	—	$—
Forfeited	—	$—	(13,575)	$673.58	—	$—
September 30, 2026	53,642	$513.50	665,157	$673.58	281,377	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	53,642	0.2	$29	$513.50	53,642	0.2	$29
2023 Performance-based	$673.58	665,157	5.7	256	$673.58	—	—	—
2023 Time-based	$673.58	281,377	5.7	108	$673.58	—	—	—
		1,000,176	5.4	$393		53,642	0.2	$29

At September 30, 2026, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $50 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2017 Performance-based Options"). Vesting of the 2017 Performance-based Options was contingent upon (i) the achievement of a stock price equal to at least 125% of the grant-date stock price, maintained for 20 trading days, within five years from the grant date and (ii) the attainment of a Company performance measure during the four-year performance period from January 1, 2018 to December 31, 2021. Both hurdles have been achieved, and each of the three tranches of the awards vested in equal installments at the end of 2022, 2023 and 2024, respectively. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The expense for each tranche has been amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the nine months ended September 30, 2026 was $149 million.

In 2023, pursuant to the Award Plan, the Company awarded performance-based stock options to certain employees ("2023 Performance-based Options"). Vesting of the 2023 Performance-based Options is contingent upon (i) the achievement of a stock price equal to at least 130% of the grant-date stock price, maintained for 60 calendar days, within four years from the grant date and (ii) the attainment of a predetermined Company performance measure during the three-year performance period from January 1, 2024 to December 31, 2026. As of September 30, 2026, the price hurdle was achieved and the Company assumes that the performance measure will be achieved. Accordingly, the awards are expected to vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options will be exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

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

Due from Related Parties

Due from related parties, which is included within other assets on the condensed consolidated statements of financial condition, was $444 million and $377 million at September 30, 2026 and December 31, 2025, respectively, and represented receivables from certain investment products managed by BlackRock.

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

At September 30, 2026, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a consolidated subsidiary of the Company, which is chartered as a national bank whose operations are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$(653)	$(515)	$(545)	$(1,178)
Foreign currency translation adjustments(1)	(27)	(43)	(138)	620
Change in BlackRock, Inc.'s ownership interest	—	—	3	—
Ending balance	$(680)	$(558)	$(680)	$(558)

(1)
Amounts related to the gains (losses) from a net investment hedge for the three months ended September 30, 2026 and 2025 were not material. Amounts for the nine months ended September 30, 2026 and 2025 include a gain from a net investment hedge of $29 million (net of tax expense of $9 million) and a loss from a net investment hedge of $103 million (net of tax benefit of $24 million), respectively.

21. Capital Stock

Share Repurchases. In January 2026, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 9.2 million shares of BlackRock common stock.

During the nine months ended September 30, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.3 million shares and share equivalents for approximately $1.4 billion. At September 30, 2026, there were approximately 7.9 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

22. Income Taxes

Income tax expense for the nine months ended September 30, 2026 includes a $72 million discrete tax benefit related to stock-based compensation awards that vested in 2026.

Income tax expense for the nine months ended September 30, 2025 included a $149 million discrete tax benefit from realized changes in the Company's organizational entity structure and a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

23. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Basic net income attributable to BlackRock, Inc.	$1,659	$1,323	$5,785	$4,426
Add: Incremental net income from dilutive securities - NCI - Subco	80	70	281	70
Diluted net income attributable to BlackRock, Inc.	$1,739	$1,393	$6,066	$4,496

Basic weighted-average shares outstanding	154.8	154.9	155.1	154.9
Dilutive effect of:
Nonparticipating RSUs	1.7	1.5	1.6	1.2
Stock options	0.4	0.5	0.4	0.5
Subco Units	7.6	8.3	7.6	2.8
Total diluted weighted-average shares outstanding	164.5	165.2	164.7	159.4
Basic earnings per share	$10.72	$8.54	$37.30	$28.57
Diluted earnings per share	$10.57	$8.43	$36.82	$28.21

The Company applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for RSUs and stock options. The Company applies the “if-converted” method to the Subco Units to determine the dilutive impact, if any, of the exchange right included in the Subco Units.

The amount of anti-dilutive shares was immaterial for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025. There were no anti-dilutive shares for the three months ended September 30, 2025. Certain performance-based awards, contingently issuable shares and Subco Units were excluded from the diluted EPS calculation because the designated contingencies were not met.

24. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. As such, the Company operates in one asset management operating segment. The Company's chief operating decision maker ("CODM") is its Chairman and Chief Executive Officer, who reviews financial information presented, including significant expenses on a consolidated basis, as presented in the condensed consolidated statements of income. The CODM utilizes a consolidated approach to assess performance and allocates resources using key financial metrics, including total revenue, operating income and net income attributable to BlackRock, Inc. These financial metrics are used by the CODM to make key operating decisions, including capital allocation, determining annual and long-term compensation and managing costs in relation to revenue. Furthermore, these financial metrics are used to evaluate financial performance based on consolidated specific business objectives, contributions to the total firm operating margin and to evaluate the Company's relative performance against industry peers. See the condensed consolidated financial statements for key financial information and metrics used by the CODM. The measure of segment assets is reported on the condensed consolidated statements of financial condition as total consolidated assets.

The following table illustrates total revenue for the three and nine months ended September 30, 2026 and 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenue
Americas	$4,940	$4,181	$14,006	$11,221
Europe	2,469	2,065	6,482	5,226
Asia-Pacific	343	263	1,046	761
Total revenue	$7,752	$6,509	$21,534	$17,208

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2026 and December 31, 2025 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	September 30,	December 31,
(in millions)	2026	2025
Long-lived Assets
Americas	$32,441	$32,492
Europe	3,924	3,921
Asia-Pacific	145	126
Total long-lived assets	$36,510	$36,539

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $15.5 trillion of AUM at September 30, 2026. With approximately 26,000 employees in more than 40 countries, BlackRock provides a broad range of investment management and technology and subscription services to institutional and retail clients in more than 100 countries across the globe.

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

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
GAAP basis(1):
Total revenue	$7,752	$6,509	$21,534	$17,208
Total expense	5,424	4,554	13,931	11,824
Operating income	$2,328	$1,955	$7,603	$5,384
Operating margin	30.0%	30.0%	35.3%	31.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests ("NCI") - consolidated sponsored investment products ("CIPs")	135	(92)	380	417
Income tax expense	724	470	1,917	1,305
Less: Net income (loss) attributable to NCI - Subco	80	70	281	70
Net income attributable to BlackRock	$1,659	$1,323	$5,785	$4,426
Diluted earnings per common share	$10.57	$8.43	$36.82	$28.21
Effective tax rate	29.4%	25.2%	24.0%	22.5%
As adjusted(2):
Operating income	$3,330	$2,621	$8,915	$6,752
Operating margin	47.8%	44.6%	46.2%	43.8%
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs	$127	$(106)	$294	$373
Net income attributable to BlackRock(3)	$2,621	$1,907	$6,980	$5,560
Diluted earnings per common share(3)	$15.93	$11.55	$42.37	$34.89
Effective tax rate	24.2%	24.2%	24.2%	22.0%
Other:
Assets under management (end of period)	$15,488,263	$13,463,625	$15,488,263	$13,463,625
Diluted weighted-average common shares outstanding (including Subco Units)	164.5	165.2	164.7	159.4
Shares outstanding including Subco Units(4)	162.2	163.2	162.2	163.2
Book value per share(5)	$375.99	$357.90	$375.99	$357.90
Cash dividends declared and paid per share	$5.73	$5.21	$17.19	$15.63

(1)
Accounting principles generally accepted in the United States (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, assume all Subco Units have been exchanged in accordance with their terms on a one-for-one basis into common stock of BlackRock. Accordingly, the NCI allocated to these Subco Units has been included as part of net income attributable to BlackRock, Inc., as adjusted. See Non-GAAP Financial Measures for further information.
(4)
As of September 30, 2026, there were 154.6 million shares of common stock and 7.6 million Subco Units outstanding.
(5)
Total BlackRock stockholders’ equity divided by total shares of common stock outstanding at September 30 of the respective period-end.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

GAAP. Operating income of $2.3 billion increased $373 million from the three months ended September 30, 2025, while operating margin was 30.0% at both September 30, 2026 and 2025. Operating income growth was driven by higher revenue, reflecting the positive impact of markets, organic base fee growth, higher performance fees, and higher technology services and subscription revenue, partially offset by higher expenses, including the impact of a noncash change in fair value of contingent consideration associated with the HPS and GIP Transactions and higher sales, asset and account expense.

Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs increased $227 million from the three months ended September 30, 2025, driven primarily by noncash pre-tax gains in connection with the Company's minority investments in Securitize Corp. ("Securitize") and Circle Internet Group, Inc. ("Circle").

Earnings per diluted common share increased $2.14, or 25%, from the three months ended September 30, 2025, reflecting higher operating and nonoperating income, partially offset by a higher effective tax rate.

As Adjusted. Operating income of $3.3 billion increased $709 million and operating margin of 47.8% increased 320 bps from the three months ended September 30, 2025. The acquisition-related expenses, including the previously described noncash change in fair value of contingent consideration, have been excluded from as adjusted results. Earnings per diluted common share increased $4.38, or 38%, from the three months ended September 30, 2025, primarily reflecting higher operating and nonoperating income.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

GAAP. Operating income of $7.6 billion increased $2.2 billion, while operating margin of 35.3% increased 400 bps from the nine months ended September 30, 2025. Operating income and operating margin reflected higher revenue, driven by the positive impact of markets, organic base fee growth, fees related to the HPS Transaction, higher performance fees and higher technology services and subscription revenue, partially offset by higher expenses, including higher employee compensation and benefits expense, and higher sales, asset and account expense. GAAP operating income and operating margin were also impacted by noncash acquisition-related expenses in connection with the HPS and GIP Transactions.

Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs decreased $37 million from the nine months ended September 30, 2025, driven by the $215 million noncash pre-tax gain related to Circle recorded in 2025 and lower net interest income (expense), partially offset by noncash gains on revaluation of investments and higher equity method earnings.

Income tax expense for the nine months ended September 30, 2026 and 2025, included $72 million and $62 million of discrete tax benefits, respectively, related to vested stock-based compensation awards. In addition, income tax expense for the nine months ended September 30, 2025, included a $149 million discrete tax benefit realized from changes in the Company's organizational entity structure.

Earnings per diluted common share increased $8.61, or 31%, from the nine months ended September 30, 2025, primarily reflecting higher operating income, partially offset by a higher effective tax rate, a higher diluted share count in connection with the HPS Transaction, and lower nonoperating income.

As Adjusted. Operating income of $8.9 billion increased $2.2 billion and operating margin of 46.2% increased 240 bps from the nine months ended September 30, 2025. The acquisition-related expenses described above have been excluded from as adjusted results. Earnings per diluted common share increased $7.48, or 21%, from the nine months ended September 30, 2025, reflecting higher operating income, partially offset by a higher effective tax rate, a higher diluted share count in connection with the HPS Transaction, and lower nonoperating income.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating income, GAAP basis	$2,328	$1,955	$7,603	$5,384
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	32	14	97	41
Amortization of intangible assets (b)	276	253	829	507
Acquisition-related compensation costs (b)	84	262	286	423
Acquisition-related general and administration expense (b)	46	44	74	93
Change in fair value of contingent consideration (b)	564	93	26	265
Restructuring charge (c)	—	—	—	39
Operating income, as adjusted	$3,330	$2,621	$8,915	$6,752
Revenue, GAAP basis	$7,752	$6,509	$21,534	$17,208
Non-GAAP adjustments:
Distribution fees	(414)	(355)	(1,198)	(996)
Investment advisory fees	(371)	(283)	(1,024)	(788)
Revenue used for operating margin measurement	$6,967	$5,871	$19,312	$15,424
Operating margin, GAAP basis	30.0%	30.0%	35.3%	31.3%
Operating margin, as adjusted	47.8%	44.6%	46.2%	43.8%

(2) Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Nonoperating income (expense), GAAP basis	$316	$42	$602	$628
Less: Net income (loss) attributable to NCI - CIPs	181	134	222	211
Nonoperating income (expense), net of NCI - CIPs	135	(92)	380	417
Less: Hedge gain (loss) on deferred cash compensation plans (a)	8	14	86	44
Nonoperating income (expense), less net income (loss) attributable to NCI - CIPs, as adjusted	$127	$(106)	$294	$373

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to BlackRock, Inc., GAAP basis	$1,659	$1,323	$5,785	$4,426
Noncontrolling interest - Subco	80	70	281	70
Net income attributable to BlackRock, Inc., (for diluted EPS)	1,739	1,393	6,066	4,496
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	18	—	9	(2)
Amortization of intangible assets (b)	207	189	620	378
Acquisition-related compensation costs (b)	66	198	217	318
Acquisition-related general and administration expense (b)	35	33	55	71
Change in fair value of contingent consideration (b)	556	94	13	263
Restructuring charge (c)	—	—	—	29
Income tax matters	—	—	—	7
Net income attributable to BlackRock, Inc., as adjusted	$2,621	$1,907	$6,980	$5,560
Diluted weighted-average common shares outstanding	164.5	165.2	164.7	159.4
Diluted earnings per common share, GAAP basis	$10.57	$8.43	$36.82	$28.21
Diluted earnings per common share, as adjusted	$15.93	$11.55	$42.37	$34.89

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

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Equity	$8,983,974	$8,888,234	$7,793,875	$7,459,075	$52,446	$195,886	$321,939
Fixed income	3,353,313	3,390,161	3,272,021	3,178,965	78,213	204,622	288,394
Multi-asset	1,338,519	1,347,299	1,223,625	1,161,957	5,051	39,660	76,529
Alternatives:
Private markets	335,994	329,083	322,624	320,886	15,311	39,820	52,527
Liquid alternatives	130,282	120,312	100,990	97,448	8,925	21,072	23,934
Alternatives subtotal	466,276	449,395	423,614	418,334	24,236	60,892	76,461
Digital assets	79,632	48,839	78,435	103,965	7,907	5,726	6,305
Currency and commodities(1)	165,404	151,849	169,216	136,600	6,961	3,063	8,020
Long-term	14,387,118	14,275,777	12,960,786	12,458,896	174,814	509,849	777,648
Cash management	1,101,145	1,068,847	1,080,732	1,004,729	30,652	17,041	90,953
Total	$15,488,263	$15,344,624	$14,041,518	$13,463,625	$205,466	$526,890	$868,601

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Retail	$1,406,186	$1,396,257	$1,278,732	$1,173,568	$23,295	$57,389	$139,149
ETFs	6,358,457	6,246,070	5,467,710	5,193,314	134,509	444,136	625,619
Institutional:
Active	2,689,184	2,687,174	2,518,170	2,475,614	44,454	111,960	128,084
Index	3,933,291	3,946,276	3,696,174	3,616,400	(27,444)	(103,636)	(115,204)
Institutional subtotal	6,622,475	6,633,450	6,214,344	6,092,014	17,010	8,324	12,880
Long-term	14,387,118	14,275,777	12,960,786	12,458,896	174,814	509,849	777,648
Cash management	1,101,145	1,068,847	1,080,732	1,004,729	30,652	17,041	90,953
Total	$15,488,263	$15,344,624	$14,041,518	$13,463,625	$205,466	$526,890	$868,601

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2026	2026	2025	2025	2026	2026	2026
Active	$3,671,914	$3,665,405	$3,432,743	$3,294,619	$66,405	$149,339	$247,069
ETFs	6,358,457	6,246,070	5,467,710	5,193,314	134,509	444,136	625,619
Non-ETF index	4,356,747	4,364,302	4,060,333	3,970,963	(26,100)	(83,626)	(95,040)
Long-term	14,387,118	14,275,777	12,960,786	12,458,896	174,814	509,849	777,648
Cash management	1,101,145	1,068,847	1,080,732	1,004,729	30,652	17,041	90,953
Total	$15,488,263	$15,344,624	$14,041,518	$13,463,625	$205,466	$526,890	$868,601

(1)
Amounts include commodity ETFs and ETPs.

Component Changes in AUM for the Three Months Ended September 30, 2026

The following table presents the component changes in AUM by product type for the three months ended September 30, 2026.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$8,888,234	$52,446	$—	$40,087	$3,207	$8,983,974	$8,949,952
Fixed income	3,390,161	78,213	(632)	(117,408)	2,979	3,353,313	3,381,746
Multi-asset	1,347,299	5,051	—	(12,622)	(1,209)	1,338,519	1,348,091
Alternatives:
Private markets	329,083	15,311	(5,363)	(2,876)	(161)	335,994	333,849
Liquid alternatives	120,312	8,925	(22)	1,024	43	130,282	125,475
Alternatives subtotal	449,395	24,236	(5,385)	(1,852)	(118)	466,276	459,324
Digital assets	48,839	7,907	—	22,889	(3)	79,632	63,598
Currency and commodities(4)	151,849	6,961	—	6,580	14	165,404	162,343
Long-term	14,275,777	174,814	(6,017)	(62,326)	4,870	14,387,118	14,365,054
Cash management	1,068,847	30,652	—	2,198	(552)	1,101,145	1,095,086
Total	$15,344,624	$205,466	$(6,017)	$(60,128)	$4,318	$15,488,263	$15,460,140

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2026.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$713,748	$16,545	$—	$2,030	$(159)	$732,164	$721,502
Fixed income	398,069	691	—	(11,331)	(919)	386,510	395,176
Multi-asset	211,740	1,918	—	(2,872)	(103)	210,683	211,924
Private markets	30,788	320	(432)	(396)	(31)	30,249	30,581
Liquid alternatives	41,912	3,821	—	843	4	46,580	43,952
Retail subtotal	1,396,257	23,295	(432)	(11,726)	(1,208)	1,406,186	1,403,135
ETFs:
Equity	4,722,557	50,864	—	(2,175)	(1,266)	4,769,980	4,751,061
Fixed income	1,308,627	66,090	—	(46,741)	(762)	1,327,214	1,320,309
Multi-asset	21,767	2,773	—	171	(11)	24,700	23,003
Digital assets	48,839	7,907	—	22,889	(3)	79,632	63,598
Commodities	144,280	6,875	—	5,813	(37)	156,931	154,181
ETFs subtotal	6,246,070	134,509	—	(20,043)	(2,079)	6,358,457	6,312,152
Institutional:
Active:
Equity	288,729	10,356	—	3,344	527	302,956	296,368
Fixed income	912,078	12,945	(632)	(27,653)	321	897,059	903,711
Multi-asset	1,109,672	1,058	—	(9,901)	(1,107)	1,099,722	1,109,413
Private markets	298,295	14,991	(4,931)	(2,480)	(130)	305,745	303,268
Liquid alternatives	78,400	5,104	(22)	181	39	83,702	81,523
Active subtotal	2,687,174	44,454	(5,585)	(36,509)	(350)	2,689,184	2,694,283
Index	3,946,276	(27,444)	—	5,952	8,507	3,933,291	3,955,484
Institutional subtotal	6,633,450	17,010	(5,585)	(30,557)	8,157	6,622,475	6,649,767
Long-term	14,275,777	174,814	(6,017)	(62,326)	4,870	14,387,118	14,365,054
Cash management	1,068,847	30,652	—	2,198	(552)	1,101,145	1,095,086
Total	$15,344,624	$205,466	$(6,017)	$(60,128)	$4,318	$15,488,263	$15,460,140

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2026.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$619,239	$24,882	$—	$257	$344	$644,722	$630,566
Fixed income	1,275,378	14,312	(632)	(37,968)	(559)	1,250,531	1,264,266
Multi-asset	1,321,393	2,975	—	(12,772)	(1,211)	1,310,385	1,321,318
Private markets	329,083	15,311	(5,363)	(2,876)	(161)	335,994	333,849
Liquid alternatives	120,312	8,925	(22)	1,024	43	130,282	125,475
Active subtotal	3,665,405	66,405	(6,017)	(52,335)	(1,544)	3,671,914	3,675,474
ETFs:
Equity	4,722,557	50,864	—	(2,175)	(1,266)	4,769,980	4,751,061
Fixed income	1,308,627	66,090	—	(46,741)	(762)	1,327,214	1,320,309
Multi-asset	21,767	2,773	—	171	(11)	24,700	23,003
Digital assets	48,839	7,907	—	22,889	(3)	79,632	63,598
Commodities	144,280	6,875	—	5,813	(37)	156,931	154,181
ETFs subtotal	6,246,070	134,509	—	(20,043)	(2,079)	6,358,457	6,312,152
Non-ETF index	4,364,302	(26,100)	—	10,052	8,493	4,356,747	4,377,428
Long-term	14,275,777	174,814	(6,017)	(62,326)	4,870	14,387,118	14,365,054
Cash management	1,068,847	30,652	—	2,198	(552)	1,101,145	1,095,086
Total	$15,344,624	$205,466	$(6,017)	$(60,128)	$4,318	$15,488,263	$15,460,140

The following table presents the component changes in AUM by private markets product type for the three months ended September 30, 2026.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2026	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$113,488	$7,583	$(785)	$(500)	$(24)	$119,762	$117,762
Private equity	32,261	710	(1,045)	(939)	(19)	30,968	31,597
Private credit	150,937	5,012	(2,917)	(669)	(90)	152,273	151,510
Real estate	21,953	1,924	(436)	(772)	(21)	22,648	22,585
Multi-alternatives	10,444	82	(180)	4	(7)	10,343	10,395
Total private markets	$329,083	$15,311	$(5,363)	$(2,876)	$(161)	$335,994	$333,849

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

AUM increased $144 billion to $15.5 trillion at September 30, 2026 from $15.3 trillion at June 30, 2026, driven by net inflows, partially offset by net market depreciation.

Long-term net inflows of $175 billion were comprised of $135 billion, $23 billion and $17 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $135 billion were led by index bond ETFs and precision and other ETFs net inflows of $61 billion and $41 billion, respectively. Active ETFs contributed $22 billion of net inflows.
•
Retail net inflows of $23 billion were led by equity products, driven by demand for Aperio and SpiderRock, and BlackRock's liquid alternatives funds.
•
Institutional active net inflows of $44 billion were positive across all product types, and were led by strength in private markets, fixed income, systematic equities and liquid alternatives.
•
Institutional index net outflows of $27 billion were concentrated in low-fee index equity offerings.

Cash management net inflows of $31 billion were driven by inflows into US government money market funds.

Net market depreciation of $60 billion was primarily driven by US and global fixed income market depreciation.

AUM increased $4 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Japanese yen, partially offset by the strengthening of the US dollar largely against the euro.

Component Changes in AUM for the Nine Months Ended September 30, 2026

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2026.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$7,793,875	$195,886	$—	$1,027,741	$(33,528)	$8,983,974	$8,484,314
Fixed income	3,272,021	204,622	(2,503)	(104,902)	(15,925)	3,353,313	3,343,909
Multi-asset	1,223,625	39,660	—	84,332	(9,098)	1,338,519	1,301,014
Alternatives:
Private markets	322,624	39,820	(20,043)	(5,335)	(1,072)	335,994	327,426
Liquid alternatives	100,990	21,072	(787)	8,792	215	130,282	115,530
Alternatives subtotal	423,614	60,892	(20,830)	3,457	(857)	466,276	442,956
Digital assets	78,435	5,726	—	(4,516)	(13)	79,632	66,176
Currency and commodities(4)	169,216	3,063	—	(6,598)	(277)	165,404	176,934
Long-term	12,960,786	509,849	(23,333)	999,514	(59,698)	14,387,118	13,815,303
Cash management	1,080,732	17,041	—	7,542	(4,170)	1,101,145	1,082,801
Total	$14,041,518	$526,890	$(23,333)	$1,007,056	$(63,868)	$15,488,263	$14,898,104

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2026.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$629,081	$31,971	$—	$74,284	$(3,172)	$732,164	$682,906
Fixed income	384,887	12,832	—	(10,014)	(1,195)	386,510	391,596
Multi-asset	199,655	581	—	10,732	(285)	210,683	207,386
Private markets	30,681	1,667	(965)	(955)	(179)	30,249	31,006
Liquid alternatives	34,428	10,338	(193)	2,036	(29)	46,580	40,065
Retail subtotal	1,278,732	57,389	(1,158)	76,083	(4,860)	1,406,186	1,352,959
ETFs:
Equity	4,006,014	249,012	—	527,621	(12,667)	4,769,980	4,455,169
Fixed income	1,205,953	177,917	—	(51,573)	(5,083)	1,327,214	1,276,520
Multi-asset	14,402	9,209	—	1,327	(238)	24,700	18,828
Digital assets	78,435	5,726	—	(4,516)	(13)	79,632	66,176
Commodities	162,906	2,272	—	(7,998)	(249)	156,931	169,290
ETFs subtotal	5,467,710	444,136	—	464,861	(18,250)	6,358,457	5,985,983
Institutional:
Active:
Equity	247,993	16,824	—	39,356	(1,217)	302,956	277,365
Fixed income	905,566	16,045	(2,503)	(18,839)	(3,210)	897,059	904,442
Multi-asset	1,006,106	30,204	—	71,974	(8,562)	1,099,722	1,070,989
Private markets	291,943	38,153	(19,078)	(4,380)	(893)	305,745	296,420
Liquid alternatives	66,562	10,734	(594)	6,756	244	83,702	75,465
Active subtotal	2,518,170	111,960	(22,175)	94,867	(13,638)	2,689,184	2,624,681
Index	3,696,174	(103,636)	—	363,703	(22,950)	3,933,291	3,851,680
Institutional subtotal	6,214,344	8,324	(22,175)	458,570	(36,588)	6,622,475	6,476,361
Long-term	12,960,786	509,849	(23,333)	999,514	(59,698)	14,387,118	13,815,303
Cash management	1,080,732	17,041	—	7,542	(4,170)	1,101,145	1,082,801
Total	$14,041,518	$526,890	$(23,333)	$1,007,056	$(63,868)	$15,488,263	$14,898,104

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2026.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$546,028	$30,137	$—	$71,466	$(2,909)	$644,722	$596,431
Fixed income	1,257,358	27,525	(2,503)	(27,941)	(3,908)	1,250,531	1,261,843
Multi-asset	1,205,743	30,785	—	82,705	(8,848)	1,310,385	1,278,357
Private markets	322,624	39,820	(20,043)	(5,335)	(1,072)	335,994	327,426
Liquid alternatives	100,990	21,072	(787)	8,792	215	130,282	115,530
Active subtotal	3,432,743	149,339	(23,333)	129,687	(16,522)	3,671,914	3,579,587
ETFs:
Equity	4,006,014	249,012	—	527,621	(12,667)	4,769,980	4,455,169
Fixed income	1,205,953	177,917	—	(51,573)	(5,083)	1,327,214	1,276,520
Multi-asset	14,402	9,209	—	1,327	(238)	24,700	18,828
Digital assets	78,435	5,726	—	(4,516)	(13)	79,632	66,176
Commodities	162,906	2,272	—	(7,998)	(249)	156,931	169,290
ETFs subtotal	5,467,710	444,136	—	464,861	(18,250)	6,358,457	5,985,983
Non-ETF index	4,060,333	(83,626)	—	404,966	(24,926)	4,356,747	4,249,733
Long-term	12,960,786	509,849	(23,333)	999,514	(59,698)	14,387,118	13,815,303
Cash management	1,080,732	17,041	—	7,542	(4,170)	1,101,145	1,082,801
Total	$14,041,518	$526,890	$(23,333)	$1,007,056	$(63,868)	$15,488,263	$14,898,104

The following table presents the component changes in AUM by private markets product type for the nine months ended September 30, 2026.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$112,116	$14,050	$(4,110)	$(2,051)	$(243)	$119,762	$114,289
Private equity	30,623	3,786	(2,394)	(954)	(93)	30,968	31,228
Private credit	145,385	17,636	(8,655)	(1,565)	(528)	152,273	149,105
Real estate	25,062	2,616	(4,064)	(812)	(154)	22,648	22,879
Multi-alternatives	9,438	1,732	(820)	47	(54)	10,343	9,925
Total private markets	$322,624	$39,820	$(20,043)	$(5,335)	$(1,072)	$335,994	$327,426

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

AUM increased $1.4 trillion to $15.5 trillion at September 30, 2026 from $14.0 trillion at December 31, 2025, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $510 billion were comprised of $444 billion, $57 billion and $8 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $444 billion were led by index bond and core equity ETFs net inflows of $163 billion and $120 billion, respectively. Active ETFs contributed $61 billion of net inflows.
•
Retail net inflows of $57 billion were driven by net inflows into equity products, largely reflecting net inflows in Aperio and SpiderRock, and continued strength in the Company's active fixed income and systematic liquid alternatives offerings.
•
Institutional active net inflows of $112 billion were driven by private markets, BlackRock's LifePath® target-date franchise, systematic equity strategies, and outsourcing mandates.
•
Institutional index net outflows of $104 billion were concentrated in low-fee index equity offerings.

Cash management net inflows of $17 billion were driven by net inflows into US government and prime money market funds.

Net market appreciation of $1.0 trillion was primarily driven by US and global equity market appreciation.

AUM decreased $64 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the euro, the British pound and the Canadian dollar.

Component Changes in AUM for the Twelve Months Ended September 30, 2026

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2026.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Equity	$7,459,075	$321,939	$—	$1,246,229	$(43,269)	$8,983,974	$8,274,472
Fixed income	3,178,965	288,394	(2,728)	(86,907)	(24,411)	3,353,313	3,310,384
Multi-asset	1,161,957	76,529	—	108,434	(8,401)	1,338,519	1,271,561
Alternatives:
Private markets	320,886	52,527	(30,749)	(5,651)	(1,019)	335,994	325,633
Liquid alternatives	97,448	23,934	(924)	9,579	245	130,282	111,515
Alternatives subtotal	418,334	76,461	(31,673)	3,928	(774)	466,276	437,148
Digital assets	103,965	6,305	—	(30,629)	(9)	79,632	73,276
Currency and commodities(4)	136,600	8,020	—	21,141	(357)	165,404	169,239
Long-term	12,458,896	777,648	(34,401)	1,262,196	(77,221)	14,387,118	13,536,080
Cash management	1,004,729	90,953	—	9,789	(4,326)	1,101,145	1,068,840
Total	$13,463,625	$868,601	$(34,401)	$1,271,985	$(81,547)	$15,488,263	$14,604,920

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2026.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Retail:
Equity	$597,262	$47,201	$—	$91,118	$(3,417)	$732,164	$664,308
Fixed income	344,651	50,408	—	(7,962)	(587)	386,510	380,913
Multi-asset	168,883	26,619	—	15,444	(263)	210,683	199,111
Private markets	29,770	2,957	(1,536)	(761)	(181)	30,249	30,813
Liquid alternatives	33,002	11,964	(222)	1,871	(35)	46,580	38,494
Retail subtotal	1,173,568	139,149	(1,758)	99,710	(4,483)	1,406,186	1,313,639
ETFs:
Equity	3,788,431	371,781	—	622,404	(12,636)	4,769,980	4,317,980
Fixed income	1,157,582	229,836	—	(55,248)	(4,956)	1,327,214	1,254,166
Multi-asset	13,111	10,279	—	1,470	(160)	24,700	17,601
Digital assets	103,965	6,305	—	(30,629)	(9)	79,632	73,276
Commodities	130,225	7,418	—	19,508	(220)	156,931	161,894
ETFs subtotal	5,193,314	625,619	—	557,505	(17,981)	6,358,457	5,824,917
Institutional:
Active:
Equity	242,002	12,568	—	50,345	(1,959)	302,956	269,930
Fixed income	901,576	13,954	(2,728)	(11,363)	(4,380)	897,059	903,036
Multi-asset	976,474	40,022	—	91,173	(7,947)	1,099,722	1,051,116
Private markets	291,116	49,570	(29,213)	(4,890)	(838)	305,745	294,820
Liquid alternatives	64,446	11,970	(702)	7,708	280	83,702	73,021
Active subtotal	2,475,614	128,084	(32,643)	132,973	(14,844)	2,689,184	2,591,923
Index	3,616,400	(115,204)	—	472,008	(39,913)	3,933,291	3,805,601
Institutional subtotal	6,092,014	12,880	(32,643)	604,981	(54,757)	6,622,475	6,397,524
Long-term	12,458,896	777,648	(34,401)	1,262,196	(77,221)	14,387,118	13,536,080
Cash management	1,004,729	90,953	—	9,789	(4,326)	1,101,145	1,068,840
Total	$13,463,625	$868,601	$(34,401)	$1,271,985	$(81,547)	$15,488,263	$14,604,920

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs and ETPs.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2026.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Active:
Equity	$517,176	$41,265	$—	$90,116	$(3,835)	$644,722	$579,507
Fixed income	1,213,771	62,701	(2,728)	(18,754)	(4,459)	1,250,531	1,250,164
Multi-asset	1,145,338	66,642	—	106,615	(8,210)	1,310,385	1,250,209
Private markets	320,886	52,527	(30,749)	(5,651)	(1,019)	335,994	325,633
Liquid alternatives	97,448	23,934	(924)	9,579	245	130,282	111,515
Active subtotal	3,294,619	247,069	(34,401)	181,905	(17,278)	3,671,914	3,517,028
ETFs:
Equity	3,788,431	371,781	—	622,404	(12,636)	4,769,980	4,317,980
Fixed income	1,157,582	229,836	—	(55,248)	(4,956)	1,327,214	1,254,166
Multi-asset	13,111	10,279	—	1,470	(160)	24,700	17,601
Digital assets	103,965	6,305	—	(30,629)	(9)	79,632	73,276
Commodities	130,225	7,418	—	19,508	(220)	156,931	161,894
ETFs subtotal	5,193,314	625,619	—	557,505	(17,981)	6,358,457	5,824,917
Non-ETF index	3,970,963	(95,040)	—	522,786	(41,962)	4,356,747	4,194,135
Long-term	12,458,896	777,648	(34,401)	1,262,196	(77,221)	14,387,118	13,536,080
Cash management	1,004,729	90,953	—	9,789	(4,326)	1,101,145	1,068,840
Total	$13,463,625	$868,601	$(34,401)	$1,271,985	$(81,547)	$15,488,263	$14,604,920

The following table presents the component changes in AUM by private markets product type for the twelve months ended September 30, 2026.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2025	(outflows)	Realizations(1)	change	impact(2)	2026	AUM(3)
Private markets:
Infrastructure	$110,101	$19,036	$(7,108)	$(2,054)	$(213)	$119,762	$113,180
Private equity	34,033	4,209	(6,174)	(1,009)	(91)	30,968	31,639
Private credit	141,974	24,906	(12,227)	(1,849)	(531)	152,273	147,634
Real estate	25,525	2,427	(4,318)	(857)	(129)	22,648	23,394
Multi-alternatives	9,253	1,949	(922)	118	(55)	10,343	9,786
Total private markets	$320,886	$52,527	$(30,749)	$(5,651)	$(1,019)	$335,994	$325,633

(1)
Realizations represent return of capital/return on investments.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

AUM increased $2.0 trillion to $15.5 trillion at September 30, 2026 from $13.5 trillion at September 30, 2025, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $778 billion were comprised of net inflows of $626 billion, $139 billion and $13 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $626 billion were led by index bond and core equity ETFs net inflows of $211 billion and $190 billion, respectively. Precision and other, and Active ETFs contributed $143 billion and $74 billion of net inflows, respectively.
•
Retail net inflows of $139 billion were led by net inflows into fixed income, equity and multi-asset strategies, driven by the onboarding of a significant separately managed account ("SMA") assignment in the fourth quarter of 2025 as well as demand for Aperio and SpiderRock. Liquid alternatives and private markets added $12 billion and $3 billion, respectively.
•
Institutional active net inflows of $128 billion were led by private markets net inflows of $50 billion driven by private credit and infrastructure. Multi-asset net inflows of $40 billion reflected continued growth from significant outsourcing mandates and LifePath target-date offerings.
•
Institutional index net outflows of $115 billion were concentrated in low-fee index equity offerings.

Cash management net inflows of $91 billion were largely due to net inflows into US government and prime money market funds.

Net market appreciation of $1.3 trillion was primarily driven by US and global equity market appreciation.

AUM decreased $82 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the euro, Japanese yen and the British pound.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2026 and 2025 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 25, 2026 ("2025 Form 10-K").

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2026 and 2025 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$658	$557	$1,877	$1,582
ETFs	2,134	1,597	5,916	4,347
Equity subtotal	2,792	2,154	7,793	5,929
Fixed income:
Active	550	513	1,620	1,492
ETFs	464	393	1,341	1,111
Fixed income subtotal	1,014	906	2,961	2,603
Active multi-asset	405	344	1,163	969
Alternatives:
Private markets	668	653	1,965	1,687
Liquid alternatives	240	178	649	485
Alternatives subtotal	908	831	2,614	2,172
Non-ETF index	399	353	1,126	973
Digital assets, commodities and multi-asset ETFs(1)	164	140	506	340
Long-term	5,682	4,728	16,163	12,986
Cash management	354	318	1,037	915
Total investment advisory, administration fees and securities lending revenue(2)	6,036	5,046	17,200	13,901
Investment advisory performance fees:
Equity	21	14	103	36
Fixed income	—	—	5	14
Multi-asset	9	2	23	12
Alternatives:
Private markets	191	298	560	361
Liquid alternatives	409	202	516	247
Alternatives subtotal	600	500	1,076	608
Total investment advisory performance fees	630	516	1,207	670
Technology services and subscription revenue	588	515	1,684	1,450
Distribution fees	414	355	1,198	996
Advisory and other revenue:
Advisory	10	12	30	39
Other	74	65	215	152
Total advisory and other revenue	84	77	245	191
Total revenue	$7,752	$6,509	$21,534	$17,208

(1)
Amounts include commodity ETFs and ETPs.
(2)
Amounts include securities lending revenue of $253 million and $203 million for the three months ended September 30, 2026 and 2025, respectively, and $671 million and $531 million for the nine months ended September 30, 2026 and 2025, respectively.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2026	2025	2026	2025	2026	2025	2026	2025
Equity:
Active	11%	10%	4%	4%	11%	11%	4%	4%
ETFs	35%	31%	31%	27%	34%	32%	30%	27%
Equity subtotal	46%	41%	35%	31%	45%	43%	34%	31%
Fixed income:
Active	9%	10%	8%	9%	9%	11%	8%	9%
ETFs	8%	8%	8%	9%	8%	8%	9%	9%
Fixed income subtotal	17%	18%	16%	18%	17%	19%	17%	18%
Active multi-asset	7%	7%	9%	9%	7%	7%	9%	9%
Alternatives:
Private markets	11%	13%	2%	2%	11%	12%	2%	2%
Liquid alternatives	4%	4%	1%	1%	4%	3%	1%	1%
Alternatives subtotal	15%	17%	3%	3%	15%	15%	3%	3%
Non-ETF index	6%	8%	28%	30%	7%	7%	28%	30%
Digital assets, commodities and multi-asset ETFs(3)	3%	3%	2%	1%	3%	2%	2%	1%
Long-term	94%	94%	93%	92%	94%	93%	93%	92%
Cash management	6%	6%	7%	8%	6%	7%	7%	8%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)
Amounts include commodity ETFs and ETPs.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Revenue increased $1.2 billion, or 19%, from the three months ended September 30, 2025, reflecting the positive impact of markets, organic base fee growth, higher performance fees and higher technology services and subscription revenue.

Investment advisory, administration fees (collectively "base fees") and securities lending revenue of $6.0 billion increased $990 million from $5.0 billion for the three months ended September 30, 2025, primarily driven by organic base fee growth and the positive impact of market beta on average AUM. Securities lending revenue of $253 million increased from $203 million for the three months ended September 30, 2025, primarily reflecting higher spreads and higher average balances of securities on loan.

Investment advisory performance fees of $630 million increased $114 million from $516 million for the three months ended September 30, 2025, primarily reflecting higher revenue from liquid alternative products, largely related to a single hedge fund with an annual performance measurement period that ends in the third quarter, partially offset by lower revenue from private markets products.

Technology services and subscription revenue of $588 million increased $73 million from $515 million for the three months ended September 30, 2025, reflecting the sustained demand for Aladdin and multi-product solutions.

Distribution fees of $414 million increased $59 million from $355 million for the three months ended September 30, 2025, primarily reflecting higher average AUM.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Revenue increased $4.3 billion, or 25%, from the nine months ended September 30, 2025, primarily driven by organic base fee growth, the positive impact of market beta on average AUM, fees related to the HPS Transaction, higher performance fees and higher technology services and subscription revenue.

Investment advisory, administration fees and securities lending revenue of $17.2 billion increased $3.3 billion from $13.9 billion for the nine months ended September 30, 2025, primarily driven by organic base fee growth and the positive impact of market beta on average AUM, and fees related to the HPS Transaction, which was completed in July of 2025. Securities lending revenue of $671 million increased from $531 million for the nine months ended September 30, 2025, primarily reflecting higher spreads and higher average balances of securities on loan.

Investment advisory performance fees of $1.2 billion increased $537 million from $670 million for the nine months ended September 30, 2025, primarily reflecting higher revenue from alternative products, including the impact of the HPS Transaction, which was completed in July of 2025, and higher revenue from long-only products.

Technology services and subscription revenue of $1.7 billion increased $234 million from $1.5 billion for the nine months ended September 30, 2025, reflecting the sustained demand for Aladdin, multi-product solutions and the impact related to the Preqin Transaction, which was completed in March of 2025.

Distribution fees of $1.2 billion increased $202 million from $996 million for the nine months ended September 30, 2025, primarily reflecting higher average AUM.

Expense

The following table presents expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Expense
Employee compensation and benefits	$2,440	$2,357	$6,939	$5,862
Sales, asset and account expense:
Distribution and servicing costs	785	638	2,222	1,784
Direct fund expense	551	464	1,575	1,297
Sub-advisory and other	77	60	215	153
Total sales, asset and account expense	1,413	1,162	4,012	3,234
General and administration expense:
Marketing and promotional	82	82	277	272
Occupancy and office related	184	137	484	371
Portfolio services	69	69	207	195
Technology	237	213	670	600
Professional services	71	104	226	228
Communications	10	12	31	33
Foreign exchange remeasurement	—	(3)	(4)	(7)
Other general and administration	78	75	234	225
Total general and administration expense	731	689	2,125	1,917
Change in fair value of contingent consideration	564	93	26	265
Restructuring charge	—	—	—	39
Amortization of intangible assets	276	253	829	507
Total expense	$5,424	$4,554	$13,931	$11,824

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Expense increased $870 million, or 19%, from the three months ended September 30, 2025, driven by higher noncash change in fair value of contingent consideration associated with the HPS and GIP Transactions, and higher sales, asset and account expense.

Employee compensation and benefits expense of $2.4 billion increased $83 million from the three months ended September 30, 2025, primarily reflecting the impact of higher operating income and performance fees, partially offset by lower nonrecurring retention-related deferred compensation expense(1).

Sales, asset and account expense of $1.4 billion increased $251 million from $1.2 billion for the three months ended September 30, 2025, primarily driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $731 million increased $42 million from $689 million for the three months ended September 30, 2025, primarily driven by occupancy and office related expense, including the impact of acquisition-related expenses(1) and higher technology expense, partially offset by lower acquisition-related(1) professional services expense.

Change in fair value of contingent consideration(1) of $564 million increased $471 million as compared to the change in the three months ended September 30, 2025, primarily in connection with the fair value of contingent consideration for the GIP Transaction and HPS Transaction, which is impacted by the share price of BlackRock common stock at the end of the period.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Expense increased $2.1 billion, or 18%, from the nine months ended September 30, 2025, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense. Expense for the nine months ended September 30, 2026 was impacted by the HPS, GIP and Preqin Transactions(1).

Employee compensation and benefits expense of $6.9 billion increased $1.1 billion from $5.9 billion for the nine months ended September 30, 2025, primarily reflecting the impact of higher operating income and performance fees and the impact of the HPS and Preqin Transactions(1).

Sales, asset and account expense of $4.0 billion increased $778 million from $3.2 billion for the nine months ended September 30, 2025, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $2.1 billion increased $208 million from $1.9 billion for the nine months ended September 30, 2025, primarily driven by occupancy and office related expense, including the impact of acquisition-related expenses(1) and higher technology expense.

Change in fair value of contingent consideration(1) decreased $239 million as compared to the change in the nine months ended September 30, 2025, primarily in connection with the fair value of contingent consideration for the GIP Transaction and HPS Transaction, which is impacted by the share price of BlackRock common stock at the end of the period.

Amortization of intangible assets(1) of $829 million increased $322 million from $507 million for the nine months ended September 30, 2025, primarily reflecting amortization of intangible assets acquired in the HPS and Preqin Transactions.

(1)
These expenses have been excluded from the Company's "as adjusted" financial results under the expense adjustment for acquisition-related costs. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI - CIPs for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Nonoperating income (expense), GAAP basis	$316	$42	$602	$628
Less: Net income (loss) attributable to NCI - CIPs	181	134	222	211
Nonoperating income (expense), net of NCI - CIPs	135	(92)	380	417
Less: Hedge gain (loss) on deferred cash compensation plans(1)	8	14	86	44
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$127	$(106)	$294	$373

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net gain (loss) on investments, net of NCI - CIPs
Private equity	$(21)	$(14)	$22	$59
Real assets	17	3	40	2
Other alternatives(3)	14	8	37	20
Other investments(4)	(10)	26	32	27
Hedge gain (loss) on deferred cash compensation plans(1)	8	14	86	44
Subtotal	8	37	217	152
Other income/gain (expense/loss)(5)	164	(107)	269	309
Total net gain (loss) on investments, net of NCI - CIPs	172	(70)	486	461
Dividend income and net interest income (expense)	(37)	(22)	(106)	(44)
Nonoperating income (expense), net of NCI - CIPs	135	(92)	380	417
Less: Hedge gain (loss) on deferred cash compensation plans(1)	8	14	86	44
Nonoperating income (expense), net of NCI - CIPs, as adjusted(2)	$127	$(106)	$294	$373

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
(5)
Amounts for the three months ended September 30, 2026 and 2025 include a noncash pre-tax gain of $22 million and a noncash pre-tax loss of $115 million, respectively, in connection with the Company's minority investment in Circle. Amounts for the three months ended September 30, 2026 also include a noncash pre-tax gain of $80 million in connection with the Company's minority investment in Securitize. Amounts for the nine months ended September 30, 2026 and 2025, included noncash pretax gains of approximately $80 million and $215 million in connection with the Company's minority investments in Securitize and Circle, respectively. Additional amounts include earnings (losses) from certain equity method minority investments and noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Operating income	$2,328	$1,955	$7,603	$5,384	$3,330	$2,621	$8,915	$6,752
Total nonoperating income (expense)(2)	$135	$(92)	$380	$417	$127	$(106)	$294	$373
Income before income taxes(2)	$2,463	$1,863	$7,983	$5,801	$3,457	$2,515	$9,209	$7,125
Income tax expense	$724	$470	$1,917	$1,305	$836	$608	$2,229	$1,565
Effective tax rate	29.4%	25.2%	24.0%	22.5%	24.2%	24.2%	24.2%	22.0%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI - CIPs.

2026. Income tax expense for the nine months ended September 30, 2026 includes a $72 million discrete tax benefit related to stock-based compensation awards that vested in 2026.

2025. Income tax expense for the nine months ended September 30, 2025 included a $149 million discrete tax benefit from realized changes in the Company's organizational entity structure and a $62 million discrete tax benefit related to stock-based compensation awards that vested in 2025.

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

	September 30, 2026
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$12,877	$—	$787	$12,090
Accounts receivable	5,762	—	—	5,762
Investments	15,384	—	4,298	11,086
Separate account assets and collateral held under securities lending agreements	70,521	70,521	—	—
Operating lease right-of-use assets	1,844	—	—	1,844
Other assets(3)	9,167	—	83	9,084
Subtotal	115,555	70,521	5,168	39,866
Goodwill and intangible assets, net	62,343	—	—	62,343
Total assets	$177,898	$70,521	$5,168	$102,209
Liabilities
Accrued compensation and benefits	$3,431	$—	$—	$3,431
Accounts payable and accrued liabilities	1,982	—	—	1,982
Borrowings	12,740	—	—	12,740
Separate account liabilities and collateral liabilities under securities lending agreements	70,521	70,521	—	—
Contingent consideration liabilities	5,858	—	—	5,858
Deferred income tax liabilities(4)	4,271	—	—	4,271
Operating lease liabilities	2,245	—	—	2,245
Other liabilities	9,075	—	1,061	8,014
Total liabilities	110,123	70,521	1,061	38,541
Equity
Total BlackRock, Inc. stockholders’ equity	58,131	—	—	58,131
Noncontrolling interests	9,644	—	4,107	5,537
Total equity	67,775	—	4,107	63,668
Total liabilities and equity	$177,898	$70,521	$5,168	$102,209

(1)
Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.
(2)
Amounts represent the impact of consolidating CIPs.
(3)
Amount includes property and equipment and other assets.
(4)
Amount includes approximately $5.9 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2026 included $787 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2026). Accounts receivable at September 30, 2026 increased $604 million from December 31, 2025, primarily due to higher base and performance fee receivables, as well as technology services and subscriptions receivables. Investments at September 30, 2026 increased $2.1 billion from December 31, 2025 (for more information see Investments herein). Goodwill and intangible assets at September 30, 2026 decreased $908 million from December 31, 2025, primarily due to amortization of intangible assets. Other assets at September 30, 2026 increased $2.2 billion from December 31, 2025, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in certain minority investments.

Liabilities. Accrued compensation and benefits at September 30, 2026 decreased $399 million from December 31, 2025, primarily due to 2025 incentive compensation cash payments in the first quarter of 2026, partially offset by 2026 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2026 increased $242 million from December 31, 2025, primarily due to increased accruals. Contingent consideration liabilities at September 30, 2026 decreased $2.6 billion from December 31, 2025, largely due to the reclassification of a portion of contingent consideration liability in connection with the HPS Transaction to NCI as a result of an expiration of a contractual provision that could have required cash settlement. See Critical Accounting Policies and Estimates herein for details on this reclassification. Other liabilities at September 30, 2026 increased $2.3 billion from December 31, 2025, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and borrowings of a consolidated CIP. Net deferred income tax liabilities at September 30, 2026 decreased $347 million from December 31, 2025, primarily due to the effects of temporary differences associated with the HPS transaction, acquired intangible assets, stock-based compensation and capitalized costs.

Investments

The Company’s investments were $15.4 billion and $13.3 billion at September 30, 2026 and December 31, 2025, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI - CIPs portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2026	2025
Investments, GAAP	$15,384	$13,271
Investments held by CIPs	(10,432)	(9,131)
Net interest in CIPs(1)	6,134	6,564
Investments, as adjusted	11,086	10,704
Investments related to deferred cash compensation plans	(495)	(337)
Hedged exposures	(1,962)	(1,682)
Federal Reserve Bank stock	(88)	(87)
Carried interest	(3,690)	(3,710)
Total “economic” investment exposure(2)	$4,851	$4,888

(1)
Amounts include $3.6 billion and $3.7 billion of carried interest (VIEs) at September 30, 2026 and December 31, 2025, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in millions)	2026	2025
Equity/Fixed income/Multi-asset(1)	$4,080	$4,212
Alternatives:
Private equity	678	761
Real assets	1,112	687
Other alternatives(2)	943	910
Alternatives subtotal	2,733	2,358
Hedged exposures	(1,962)	(1,682)
Total “economic” investment exposure	$4,851	$4,888

(1)
Amounts include seed investments in equity, fixed income, and multi-asset ETFs/mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2026 was as follows:

(in millions)	Nine Months Ended September 30, 2026
Investments, as adjusted, beginning balance	$10,704
Purchases/capital contributions	1,846
Sales/maturities	(1,321)
Distributions(1)	(361)
Market appreciation(depreciation)/earnings from equity method investments	293
Carried interest capital allocations/(distributions)	(20)
Other(2)	(55)
Investments, as adjusted, ending balance	$11,086

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2025	$11,490	$461	$11,029
Net cash provided by/(used in) operating activities	2,953	(3,962)	6,915
Net cash provided by/(used in) investing activities	(1,097)	84	(1,181)
Net cash provided by/(used in) financing activities	(373)	4,204	(4,577)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	—	(74)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,409	326	1,083
Cash, cash equivalents and restricted cash, September 30, 2026	$12,899	$787	$12,112

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

Cash flows used in investing activities, excluding the impact of CIPs, for the nine months ended September 30, 2026 were $1.2 billion, primarily reflecting $1 billion of net purchases of investments and $316 million of purchases of property and equipment, partially offset by $175 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2026 were $4.6 billion, primarily resulting from $2.8 billion of dividends/Subco distributions, $1.8 billion worth of share and share equivalents repurchases, including $0.4 billion of employee tax withholdings related to employee stock transactions, partially offset by $127 million from stock options exercised.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents(1)	$12,877	$11,468
Cash and cash equivalents held by CIPs(2)	(787)	(461)
Subtotal(3)	12,090	11,007
Credit facility – undrawn(4)	6,300	5,900
Total liquidity resources	$18,390	$16,907

(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both September 30, 2026 and December 31, 2025. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.
(4)
In March 2026, the aggregate commitment of the credit facility was increased from $5.9 billion to $6.3 billion. See Short-Term Borrowings herein for more information.

Total liquidity resources increased $1.5 billion during the nine months ended September 30, 2026, primarily reflecting cash flows from operating activities and a $400 million increase in the aggregate commitment amount under the credit facility, partially offset by dividends/distributions of $2.8 billion, share and share equivalent repurchases of $1.8 billion, and $1 billion of net purchases of investments.

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

During the nine months ended September 30, 2026, under the Company’s existing share repurchase program, the Company repurchased an aggregate of 1.3 million shares and share equivalents for approximately $1.4 billion. At September 30, 2026, there were approximately 7.9 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

At both September 30, 2026 and December 31, 2025, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2026 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2026 Credit Facility”). In March 2026, the 2026 Credit Facility was amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $6.3 billion, (2) extend the maturity date to March 2031 for lenders pursuant to the Company's option to request extensions of the maturity date available under the 2026 Credit Facility and (3) remove the secured overnight financing rate ("SOFR") adjustment for all SOFR-based loans. The amended 2026 Credit Facility permits the Company to request up to an additional $1.4 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2026 Credit Facility to an aggregate principal amount of up to $7.7 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2026 Credit Facility requires the Company not to exceed a maximum consolidated leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3.5 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2026. At September 30, 2026, the Company had no amount outstanding under the 2026 Credit Facility.

Commercial Paper Program. The Company may issue short-term unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $5 billion. The payments of the CP Notes have been unconditionally guaranteed by BlackRock Finance, Inc. (formerly known as BlackRock, Inc.) ("Old BlackRock") (the "CP Notes Guarantee"). The CP Notes will rank equal in right of payment with all of BlackRock's other unsubordinated indebtedness, and the obligations of Old BlackRock under the CP Notes Guarantee will rank equal in right of payment with all of Old BlackRock's other unsubordinated indebtedness. Net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes. The commercial paper program is currently supported by the 2026 Credit Facility. At September 30, 2026, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. BlackRock Investment Management (UK) Limited ("BIM UK"), a consolidated wholly owned subsidiary of the Company, maintains a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $33 million based on the GBP/USD foreign exchange rate at September 30, 2026) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At September 30, 2026, there was no amount outstanding.

Long-Term Borrowings

At September 30, 2026, the principal amount of long-term notes outstanding was $12.8 billion. See Note 15, Borrowings, in the 2025 Form 10-K for more information on overall borrowings outstanding as of December 31, 2025.

During the nine months ended September 30, 2026, the Company paid approximately $446 million of interest on long-term notes. Future principal repayments and interest requirements at September 30, 2026 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2026	$—	$58	$58
2027	1,500	493	1,993
2028	—	445	445
2029	1,500	417	1,917
2030	1,000	377	1,377
2031	1,250	353	1,603
Thereafter(1)	7,586	3,767	11,353
Total	$12,836	$5,910	$18,746

(1)
The amounts related to the 3.75% Notes due 2035 are calculated using the EUR/USD foreign exchange rate as of September 30, 2026.

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

The following presents unaudited summarized financial information of New BlackRock and Old BlackRock (together with New BlackRock, the "Obligor Group") on a combined basis as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026. Intercompany balances and transactions between New BlackRock and Old BlackRock have been eliminated, and balances and transactions with subsidiaries, which are not part of the Obligor Group, have been separately presented, and investments in and equity in earnings related to subsidiaries of New BlackRock and Old BlackRock, which are not members of the Obligor Group, have been excluded.

Summarized Balance Sheet (unaudited)

	September 30,	December 31,
(in millions)	2026	2025
Assets
Receivables from non-guarantor subsidiaries	$7	$2,655
Goodwill and intangible assets	27,016	27,274
Other assets	1,287	1,228
Total assets	$28,310	$31,157
Liabilities
Borrowings	$12,740	$12,769
Payables to non-guarantor subsidiaries	3,364	5,485
Other liabilities	3,796	3,806
Total liabilities	$19,900	$22,060

Summarized Income Statement (unaudited)

For the three months ended September 30, 2026, net loss of the Obligor Group was $610 million, primarily comprised of a noncash loss of $450 million related to a change in fair value of contingent consideration, $130 million of interest expense and $86 million of intangible amortization expense. Revenue during this period was not material.

For the nine months ended September 30, 2026, net loss of the Obligor Group was $446 million, primarily comprised of $391 million of interest expense and $257 million of intangible amortization expense. Revenue during this period was not material.

Commitments and Contingencies

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing conditions. The fair value of any contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2026 totaled $5.9 billion, including $4.8 billion and $900 million related to the GIP and HPS Transactions, respectively. The contingent payments related to the GIP Transaction, if any, will be settled all in stock, for a number of shares ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The contingent payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. As a result, during the third quarter of 2026, the Company reclassified a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion) and subject to the achievement of specified post-closing conditions, from liabilities to NCI (nonredeemable).

Investment Commitments. At September 30, 2026, the Company had $2.6 billion of various capital commitments to fund sponsored investment products, including CIPs. These products include various private market products, including private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party NCI holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The Company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as ongoing redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of September 30, 2026, the Company was deemed to be the PB of approximately 140 VIEs, which are BlackRock sponsored investment products. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

Contingent Consideration Liabilities. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to the achievement of specified performance targets or satisfaction of certain post-closing conditions. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in contingent consideration liabilities on the condensed consolidated statements of financial condition. The fair value of the remaining aggregate contingent payments at September 30, 2026 totaled $5.9 billion, including $4.8 billion and $900 million related to the GIP and HPS Transactions, respectively.

The contingent payments related to the GIP Transaction, if any, will be settled all in stock, ranging from 4.0 million to 5.2 million shares, subject to achieving certain performance targets. The fair value of the GIP Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 4.9% as of September 30, 2026, as well as current estimates of the timing and amounts of fundraising forecasts, stock and AUM volatility, and correlation between stock price and AUM (Level 3 inputs).

The payments related to the HPS Transaction, if any, will be delivered all in Subco Units of approximately 2.8 million to 4.4 million, subject to achieving certain post-closing conditions and financial performance milestones. The fair value of the HPS Transaction contingent consideration is estimated using the income approach, which included certain significant inputs such as a risk-free discount rate of approximately 5.0% as of September 30, 2026, as well as estimates of the timing and amounts of fundraising and fee-related earnings forecasts, cost of equity, and stock price performance (Level 3 inputs).

Subsequent changes of estimated fair value of contingent consideration are recorded within change in fair value of contingent consideration expense on the condensed consolidated statements of income. Accordingly, changes in the key inputs and assumptions described will impact the amount of contingent consideration expense recorded in a reporting period. A portion of the contingent consideration is subject to reclassification to equity when certain contingencies are resolved or when triggers that may require the Company to settle an amount in cash expire. On July 1, 2026, a contractual provision that could have required cash settlement of the contingent consideration associated with the HPS Transaction expired. Accordingly, during the third quarter of 2026, the Company reclassified a portion of the contingent consideration, consisting of 2.8 million Subco Units (with a fair value of approximately $2.6 billion as of July 1, 2026) and subject to the achievement of specified post-closing conditions, from liabilities to NCI (nonredeemable).

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At both September 30, 2026 and December 31, 2025, the Company had $3.5 billion of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2026 and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2026, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $2.0 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, approximately $10.4 billion of BlackRock's investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.9 billion. See Statement of Financial Condition Overview - Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At September 30, 2026, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.3 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $128 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2026, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $3.6 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $80 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.2 billion at September 30, 2026. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $125 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2026, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.0 billion, with expiration dates primarily during the fourth quarter of 2026. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At September 30, 2026, the Company had outstanding exchange-traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $332 million, with expiration dates during the fourth quarter of 2026.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 through July 31, 2026	179,537	$1,068.84	176,038	8,232,124
August 1, 2026 through August 31, 2026	291,817	$1,152.82	285,968	7,946,156
September 1, 2026 through September 30, 2026	29,824	$1,130.06	27,875	7,918,281
Total	501,178	$1,121.38	489,881

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

Item 5. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided to us by Malaysia Airports Holdings Berhad.

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: November 4, 2026		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)